Form 10-Q
period 2018-06-30
RODIN INCOME TRUST, INC.
filed 2018-08-14
CIK 1664780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018, the registrant had 8,180 Class A shares, 80,000 Class I Shares, and 0 Class T shares of $0.01 par value common stock outstanding.

RODIN INCOME TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RODIN INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$2,176,474	$201,001
Prepaid expenses	23,809	—
Total assets	$2,200,283	$201,001
Liabilities and Equity
Liabilities
Due to related party	$138,636	$—
Total liabilities	138,636	—
Stockholder's equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 and 0 shares authorized, and 0 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Class A common stock, $0.01 par value per share, 160,000,000 and 300,000 shares authorized, and 8,180 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	82	82
Class T common stock, $0.01 par value per share, 200,000,000 and 0 shares authorized, and 0 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Class I common stock, $0.01 par value per share, 50,000,000 and 0 shares authorized, and 80,000 and 0 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	800	—
Additional paid-in capital	2,179,436	199,919
Accumulated deficit and cumulative distributions	(119,671)	—
Total controlling interest	2,060,647	200,001
Non-controlling interests in subsidiaries	1,000	1,000
Total stockholder's equity	2,061,647	201,001
Total liabilities and stockholder's equity	$2,200,283	$201,001

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Revenues:
Interest income	$—	$—	$—	$—
Total revenues	—	—	—	—
Operating expenses:
General and administrative expenses	114,448	—	119,671	—
Total operating expenses	114,448	—	119,671	—
Net income (loss)	(114,448)	—	(119,671)	—
Net income (loss) attributable to non-controlling interest	—	—	—	—
Net income (loss) attributable to common stockholder	$(114,448)	$—	$(119,671)	$—
Weighted average shares outstanding	10,827	8,180	9,471	8,180
Net income (loss) per common share - basic and diluted	$(10.57)	$—	$(12.64)	$—

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Stockholder's Equity
						Accumulated
	Common Stock				Additional	Deficit and	Non-
	Class A		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2017	8,180	$82	—	$—	$199,919	$—	$1,000	$201,001
Common stock issued	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—
Balance as of December 31, 2017	8,180	$82	—	$—	$199,919	$—	$1,000	$201,001

	Stockholder's Equity
						Accumulated
	Common Stock				Additional	Deficit and	Non-
	Class A		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2018	8,180	$82	—	$—	$199,919	$—	$1,000	$201,001
Common stock issued	—	—	80,000	800	1,999,200	—	—	2,000,000
Offering costs	—	—	—	—	(19,683)	—	—	(19,683)
Net income (loss)	—	—	—	—	—	(119,671)	—	(119,671)
Balance as of June 30, 2018	8,180	$82	80,000	$800	$2,179,436	$(119,671)	$1,000	$2,061,647

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(119,671)	$—
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in assets and liabilities:
(Increase) in prepaid expenses	(23,809)	—
Increase in due to related party	118,636	—
Net cash used in operating activities	(24,844)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	2,000,317	—
Cash provided by financing activities	2,000,317	—
Increase in cash and cash equivalents	1,975,473	—
Cash and cash equivalents, at beginning of period	$201,001	$205,000
Cash and cash equivalents, at end of period	$2,176,474	$205,000

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Business Purpose

Rodin Income Trust, Inc. (the “Company”) was formed on January 19, 2016 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the year ended December 31, 2018. The Company is currently 100% owned by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”). The Company’s consolidated financial statements include Rodin Income Trust Operating Partnership, L.P. (the “Operating Partnership”). Substantially all of the Company’s business is expected to be conducted through the Operating Partnership, a Delaware partnership formed on January 19, 2016. The Company is the sole general and limited partner of the Operating Partnership. Unless the context otherwise requires, the “Company” refers to the Company and the Operating Partnership.

On January 19, 2016, the Company was capitalized with a $200,001 investment by CFI through the purchase of 8,180 Class A shares of common stock. In addition, an indirect wholly owned subsidiary of CFI, Rodin Income Trust Op Holdings, LLC (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units, which is recorded as a non-controlling interest on the consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively. On June 28, 2018, the Company satisfied the minimum offering requirement for the Offering (the “Minimum Offering Requirement”) as a result of CFI’s purchase of $2.0 million in Class I shares.

As of June 30, 2018, the Company had not acquired nor contracted to acquire any investments.

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

The Company is externally managed by Rodin Income Advisors, LLC (the “Advisor”), a Delaware limited liability company and a wholly owned subsidiary of CFI. CFI is a wholly owned subsidiary of CFIM Holdings, LLC, which is a wholly owned subsidiary of Cantor Fitzgerald, L.P. (“CFLP”).

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

As of June 30, 2018 and December 31, 2017, the Advisor has incurred Initial O&O Costs on the Company’s behalf of $3,812,047 and $2,846,521, respectively. As of June 30, 2018 and December 31, 2017, the Company is obligated to reimburse the Advisor for Initial O&O Costs in the amount of $20,000 and $0, respectively, which is included within Due to related party in the accompanying consolidated balance sheets. As of June 30, 2018 and December 31, 2017, organizational costs of $317 and $0 were expensed and offering costs of $19,683 and $0 were charged to stockholder’s equity. The Company’s reimbursement liability for these amounts will be paid ratably over 36-months beginning on the Escrow Break Anniversary.

Due to Related Party

Due to related party is comprised of amounts contractually owed by the Company for various services provided to the Company from a related party, which at June 30, 2018 and December 31, 2017 was $138,636 and $0, respectively.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606).” Beginning January 1, 2018, companies are required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also includes additional disclosure requirements. The new standard can be adopted either retrospectively to prior reporting periods presented or as a cumulative effect adjustment as of the date of adoption. The Company has evaluated the overall impact that ASU 2014-09 has on the Company’s financial statements. The Company has adopted the standard using the modified retrospective transition method. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements as of June 30, 2018.

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

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business,” which addresses the definition of a business and provides a framework to determine if an asset or group of assets to be acquired is not a business. The standard clarifies that when substantially all of the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements as of June 30, 2018.

Note 3 – Stockholder’s Equity

Initial Public Offering

On November 30, 2017, the Company filed a registration statement with the SEC on Form S-11 in connection with the initial public offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in its primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). The registration statement was subsequently declared effective by the SEC on May 2, 2018. On June 28, 2018, the Company satisfied the Minimum Offering Requirement for the Offering as a result of CFI’s purchase of $2.0 million in Class I shares.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company determines its net asset value as of the end of each quarter commencing with the quarter ended June 30, 2018, as the Minimum Offering Requirement of $2.0 million has been satisfied. Net asset value, as defined, (“NAV”) excludes any Initial O&O costs pursuant to the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus, with such costs to be reflected in the Company’s NAV when the Company reimburses the Advisor for these costs. Prior to determining its NAV, the per share purchase price for shares of common stock in the Company’s primary offering was $26.32 per Class A Share, $25.51 per Class T Share and $25.00 per Class I Share and the price for each class of shares of common stock in the Company’s DRP is $25.00. The Company’s Board of Directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less applicable support from our sponsor of a portion of selling commissions and dealer manager fees.

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of June 30, 2018, the Company’s total number of authorized shares of common stock was 410,000,000 consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 50,000,000 of Class I authorized common shares. The Company has the right to reallocate the shares of common stock offered between the Primary Offering and the DRP. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares will be lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the Primary Offering.

Pursuant to the terms of the dealer manager agreement between the Company and Cantor Fitzgerald & Co. (the “Dealer Manager”), a related party, the Dealer Manager provides dealer manager services in connection with the Offering. The Offering is a best efforts offering, which means that the Dealer Manager will not be required to sell any specific number or dollar amount of shares of common stock in the Offering, but will use its best efforts to sell the shares of common stock. The Offering is a continuous offering that will end no later than two years after the effective date of the Offering, or May 2, 2020, unless extended by the Company’s Board of Directors for up to an additional one year or beyond, as permitted by the SEC. The Company may continue to offer shares through the DRP after the primary offering terminates until the Company has sold $250 million in shares through the reinvestment of distributions.

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

The Company also has 50 million shares of preferred stock, $0.01 par value, authorized. No shares of preferred stock are issued or outstanding.

As of June 30, 2018, the Company had sold 80,000 shares of its common stock (consisting of 80,000 Class I shares) in the Offering to CFI for aggregate net proceeds of $2,000,000. As of December 31, 2017, the Company had not sold any shares of its common stock in the Offering.

Distributions

The Company has not declared or paid any distributions as of June 30, 2018.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amount of distributions payable to the Company’s stockholders is determined by the Board of Directors and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain its status as a REIT. The Board of Directors may reduce the amount of distributions paid or suspend distribution payments at any time and, therefore, distribution payments are not assured.

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Offering, the Company and CFI entered into a distribution support agreement. The terms of the agreement provide that in the event that cash distributions exceed modified funds from operations (“MFFO”), for any calendar quarter through May 2, 2020, CFI shall purchase Class I shares from the Company in an amount equal to the distribution shortfall, up to $5,000,000 (less the amount from the shares purchased by CFI in order to satisfy the Minimum Offering Requirement).

Redemptions

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

The Company has not received any requests to repurchase any shares of its common stock as of June 30, 2018.

Non-controlling Interest

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. This investment has been recorded as non-controlling interest on the consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.

Note 4 – Related Party Transactions

Fees and Expenses

Pursuant to the advisory agreement between the Company and the Advisor, and subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and managing investments on behalf of the Company. For providing such services, the Advisor receives fees and reimbursements from the Company. The following summarizes these fees and reimbursements.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Organization and Offering Expenses. The Company will reimburse the Advisor and its affiliates for organization and offering costs it incurs on the Company’s behalf but only to the extent that the reimbursement will not cause the selling commissions, the dealer manager fee and the other organization and offering expenses to be borne by the Company to exceed 15% of gross offering proceeds of the Offering as of the date of the reimbursement. If the Company raises the maximum offering amount in the Primary Offering and under the DRP, the Company estimates organization and offering expenses (other than upfront selling commissions, dealer manager fees and distribution fees), in the aggregate, to be 1% of gross offering proceeds of the Offering. These organization and offering costs include all costs (other than upfront selling commissions, dealer manager fees and distribution fees) to be paid by the Company in connection with the initial set up of the organization of the Company as well as the Offering, including legal, accounting, printing, mailing and filing fees, charges of the transfer agent, charges of the Advisor for administrative services related to the issuance of shares in the Offering, reimbursement of bona fide due diligence expenses of broker-dealers, and reimbursement of the Advisor for costs in connection with preparing supplemental sales materials.

The Advisor has agreed to advance all of the organization and offering expenses on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) through the Escrow Break Anniversary. The Company will reimburse the Advisor for such costs ratably over the 36 months following the Escrow Break Anniversary; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for organization and offering costs to be paid to the Advisor to exceed 1% of gross offering proceeds of the Offering as of such reimbursement date. For purposes of calculating the NAV, the organization and offering costs paid by the Advisor through the Escrow Break Anniversary will not be reflected in the NAV until the Company reimburses the Advisor for these costs. As of June 30, 2018 and December 31, 2017, the Advisor had incurred $3,812,047 and $2,846,521, respectively, of organization and offering costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The Company’s obligation is limited to 1% of gross offering proceeds of the Offering, which at June 30, 2018 and December 31, 2017 is $20,000 and $0, respectively, and is included within Due to related party in the accompanying consolidated balance sheets. As of June 30, 2018 and December 31, 2017, organizational costs of $317 and $0 were expensed and offering costs of $19,683 and $0 were charged to stockholder’s equity. The Company’s reimbursement liability for these amounts will be paid ratably over 36-months beginning on the Escrow Break Anniversary.

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

Distribution Fees. Distribution fees are payable to the Dealer Manager, subject to the terms set forth in the dealer manager agreement between the Company and the Dealer Manager. Distributions fees are paid with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee is payable monthly in arrears and is paid on a continuous basis from year to year.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Origination Fees. The Company will pay the Advisor 1.0% of the amount funded by the Company to originate commercial real estate-related loans, but only if and to the extent the Company recoups such fee in the form of an origination fee charged to the borrower and paid to the Company in connection with each commercial real estate-related loan originated by the Company.

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

Other Operating Expenses. Pursuant to the terms of the advisory agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Commencing upon the earlier of the fourth fiscal quarter after (i) the Company makes an initial Investment or (ii) six months after commencement of the Initial Public Offering, the following limitation on Operating Expenses shall apply: the Company shall not reimburse the Advisor at the end of any fiscal quarter for Operating Expenses that in the four consecutive fiscal quarters then ended exceed the greater of (i) 2.0% of average invested assets (as defined in the advisory agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period. After the end of any fiscal quarter for which the total operating expenses exceed this 2%/25% limitation for the four fiscal quarters then ended, if the Company’s independent directors exercise their right to conclude that this excess was justified, this fact will be disclosed in writing to the holders of shares of the Company’s common stock within 60 days. If the independent directors do not determine such excess expenses are justified, the Advisor will be required to reimburse the Company, at the end of the four preceding fiscal quarters, by the amount that the Company’s aggregate annual total operating expenses paid or incurred exceed this 2%/25% limitation. As of June 30, 2018, the Company has accrued but not reimbursed any of the $94,827 in operating expenses pursuant to the advisory agreement, which represents the current operating expense reimbursement obligation to the Advisor. As of December 31, 2017, the Company had not accrued nor reimbursed any operating expenses pursuant to the advisory agreement, as it had no existing operating expense reimbursement obligation to the Advisor.

Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services; however, the Company will not reimburse the Advisor for (a) personnel costs in connection with the services for which the Advisor will earn disposition fees, or (b) the salaries and benefits of the Company’s named executive officers.

For the six months ended June 30, 2018 and for the six months ended June 30, 2017, the Company has incurred operating expenses reimbursable to its Advisor of $94,827 and $0, respectively. These expenses are included within General and administrative expenses on the accompanying consolidated statements of operations.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Selling Commissions and Dealer Manager Fees

The Dealer Manager is a registered broker-dealer affiliated with CFI. The Company entered into the dealer manager agreement with the Dealer Manager and is obligated to pay various commissions and fees with respect to the Class A, Class T and Class I shares distributed in the Offering. For providing such services, the Dealer Manager receives fees. CFI is required to pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares, Class T shares, and Class I shares, incurred in connection with the Offering. The Company will reimburse CFI for these costs (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s Board of Directors then in office are replaced or removed, or (ii) upon the termination of the advisory agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital.

As of June 30, 2018, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in this paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from the Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. To date, CFI is not obligated to pay any Sponsor Support which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances. The following summarizes these fees:

Selling Commissions. Selling commissions payable to the Dealer Manager consist of (i) up to 1.0% of gross offering proceeds paid by CFI for Class A shares and Class T shares and (ii) up to 5.0% and 2.0% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the Primary Offering. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions are payable with respect to Class I shares.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the Primary Offering, all of which will be paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee.

As of June 30, 2018, no selling commissions or dealer manager fees were incurred or paid by the Company under the agreements as outlined above.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Commitments and Contingencies

As of June 30, 2018 and December 31, 2017, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it.

Note 7 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

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
•

information technology risks, including capacity constraints, failures, or disruptions in our systems or those of parties with which we interact, including cybersecurity risks and incidents, privacy risk and exposure to potential liability and regulatory focus;

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

Overview

The Company is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2018. The Company is externally managed by the Advisor, a Delaware limited liability company and wholly-owned subsidiary of the Company’s sponsor, CFI. The Company intends to focus on originating mortgage loans secured primarily by commercial real estate located primarily in the U.S., United Kingdom, and other European Countries. The Company may also invest in commercial real estate securities and properties. Commercial real estate investments may include mortgage loans, subordinated mortgage and non-mortgage interests, including preferred equity investments and mezzanine loans, and participations in such instruments. Commercial real estate securities may include commercial mortgage-backed securities (“CMBS”), unsecured debt of publicly traded REITs, debt or equity securities of publicly traded real estate companies and structured notes.

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

On January 19, 2016, the Company was capitalized with a $200,001 investment by CFI. The Company has registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (“Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). The Company’s Registration Statement was declared effective by the SEC on May 2, 2018. As of June 28, 2018, the Company satisfied the minimum offering requirement for the Offering (the “Minimum Offering Requirement”) as a result of CFI’s purchase of $2.0 million in Class I shares. As of August 10, 2018, the Company had sold 80,000 shares of its common stock in the Offering for aggregate net proceeds of $2,000,000.

The Company determines its net asset value (“NAV”) as of the end of each quarter commencing with the quarter ending June 30, 2018. Prior to the Company determining its NAV, the Company sold its shares on a continuous basis at a price of $26.32 per Class A Share, $25.51 per Class T Share and $25.00 per Class I Share. The Board of Directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less applicable sponsor support. The Company intends to publish any adjustment to the NAV and the corresponding adjustments to the offering prices of its shares ordinarily within 45 days after the end of the applicable fiscal quarter. As of June 30, 2018, the Company’s NAV was $23.61 per Class A Share, $23.61 per Class T Share and $23.61 per Class I Share. Accordingly, effective August 20, 2018, the new offering price will be $24.85 per Class A Share, $24.09 per Class T Share and $23.61 per Class I Share. For further discussion of the Company’s NAV calculation, please see “Net Asset Value”.

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

The Company has no direct employees and has retained the Advisor to manage its affairs on a day-to-day basis. The Advisor’s responsibilities include, but are not be limited to, providing real estate-related services, including services related to originating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. The Advisor is a wholly owned subsidiary of CFI and therefore, the Advisor and CFI are related parties. The Advisor and its affiliates receive, as applicable, compensation, fees and expense reimbursements for services related to the investment and management of the Company’s assets. Such entities receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.

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

Reimbursement of Organization and Offering Costs

Pursuant to the terms of the advisory agreement between the Company and the Advisor, the Advisor has agreed to pay, on behalf of the Company, all Initial O&O Costs through the Escrow Break Anniversary. The Company will not be required to reimburse the Advisor for payment of the Initial O&O Costs prior to the Escrow Break Anniversary. Following the Escrow Break Anniversary, the Company will reimburse the Advisor for payment of the Initial O&O Costs ratably over a 36-month period; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for Initial O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross offering proceeds of the Offering as of such payment date. Any amounts not reimbursed in any period shall be included in determining any reimbursement for a subsequent period.

Variable Interest Entities

A Variable Interest Entity (“VIE”) is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases the qualitative analysis on the Company’s review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. The Company will reassess the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company will determine whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for us or other parties to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the Company’s business activities and other interests. The Company will reassess the determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIE’s and general market conditions.

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

Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments are accounted for in accordance with ASC 323. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of June 30, 2018, the Company did not have any investments in real-estate related assets, and as such, no impairment has been identified.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606).” Beginning January 1, 2018, companies are required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also includes additional disclosure requirements. The new standard can be adopted either retrospectively to prior reporting periods presented or as a cumulative effect adjustment as of the date of adoption. The Company has evaluated the overall impact that ASU 2014-09 has on the Company’s financial statements. The Company has adopted the standard using the modified retrospective transition method. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements as of June 30, 2018.

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

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business,” which addresses the definition of a business and provides a framework to determine if an asset or group of assets to be acquired is not a business. The standard clarifies that when substantially all of the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements as of June 30, 2018.

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

Results of Operations

The Company commenced its principal operations upon successfully meeting its Minimum Offering Requirement on June 28, 2018. The Company is dependent upon the proceeds from the Offering in order to conduct its investment activities and intends to make investments with the capital received from the Offering. As of June 30, 2018, the Company has not made any investments.

General and Administrative Expenses

The Company’s general and administrative expenses consist primarily of operating expense reimbursements to the Advisor, as well as compensation to the Company’s independent Board of Directors relating to pro-rated annual compensation as well as attendance at a Board of Directors’ meeting. For the six months ended June 30, 2018 and June 30, 2017, the Company incurred general and administrative expenses of $119,671 and $0, respectively.

Net Asset Value

On August 8, 2018 the Company’s Board of Directors approved an estimated NAV as of June 30, 2018 of $23.61 per share for Class A and Class I shares (there were no Class T shares outstanding as of June 30, 2018). The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc., (“Stanger”) its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s Board of Directors is solely responsible for the determination of the Company’s estimated NAV.

In performing the calculation of the estimated NAV per share, Stanger observed that the Company had not made any investments or incurred any debt liabilities as of June 30, 2018, and that the Company’s NAV was comprised of cash and equivalents plus prepaid expense less amounts due to related parties (excluding amounts owed to the Advisor for reimbursement of O&O consistent with our valuation procedures), as identified on the Company’s balance sheet. Stanger also considered any other amounts due to the Advisor or affiliates for repayment of the Sponsor Support or amounts due to the Special Unit Holder upon a liquidation of the Company, for which no amounts were due as of June 30, 2018. There can be no assurance that a stockholder would realize $23.61 per share of Class A and I common stock if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s June 30, 2018 NAV does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O, and any operating expenses that have not been invoiced by the Advisor. We believe the methodology of determining the Company’s NAV conforms to the Investment Program Association’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s Board of Directors periodically reviews the Company’s NAV policies and procedures.

The purchase price per share for each class of the Company’s common stock will generally equal the prior quarter’s NAV per share, as determined quarterly, plus applicable selling commissions and dealer manager fees. The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares. While no Class T shares were outstanding as of June 30, 2018, the purchase price per share for Class T shares will be equal to the June 30, 2018 NAV per share of $23.61, plus applicable selling commissions and dealer manager fees.

The following table provides a breakdown of the major components of the Company’s NAV:

Components of NAV	June 30, 2018
Cash and cash equivalents	$2,176,474
Other assets	23,809
Due to related party(1)	(118,636)
Net Asset Value	$2,081,647
Number of outstanding shares	88,180
Note:

(1) After removal of $20,000 due to Advisor for reimbursement of O&O pursuant to the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus.

NAV Per Share	Class A Shares	Class T Shares	Class I Shares	Total
Total Gross Assets at Fair Value	$204,109	$—	$1,996,174	$2,200,283
Due to related party	(11,005)	—	(107,631)	(118,636)
Quarterly NAV	$193,104	$—	$1,888,543	$2,081,647
Number of outstanding shares	8,180	—	80,000	88,180
NAV per share	$23.61	$23.61	$23.61

The following table reconciles stockholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	June 30, 2018
Stockholders’ equity under U.S. GAAP	$2,061,647
Adjustments:
Organization and offering costs	20,000
NAV	$2,081,647

The following details the adjustments to reconcile U.S. GAAP stockholders’ equity to the Company’s NAV:

Organization and offering costs

The Advisor has agreed to pay, on behalf of the Company, all Initial O&O Costs through the first anniversary of the date on which the Company satisfies the Minimum Offering Requirement, which will be June 28, 2019 (the “Escrow Break Anniversary”). Such costs will be reimbursed to the Advisor, ratably, by the Company, over 36 months beginning on June 29, 2019, subject to a maximum of 1% of gross offering proceeds of the Offering. Under U.S. GAAP, the Company's reimbursement liability pertaining to the Initial O&O costs is recorded as Due to related party in the Company's consolidated balance sheet. For NAV, such costs will be recognized as a reduction in NAV as they are reimbursed.

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

The Company expects to use debt financing as a source of capital. The Company’s charter limits the Company from incurring debt if the Company’s borrowings exceed 300% of the cost of the Company’s net assets, which is estimated to approximate 75% of the cost of its tangible assets (before deducting depreciation or other non-cash reserves), though the Company may exceed this limit under certain circumstances. Once the Company has fully deployed the proceeds of the Offering, the Company expects its debt financing and other liabilities may likely be approximately 50% of the cost of its tangible assets (before adjusting for depreciation or other non-cash reserves), although it may exceed this level during the offering stage. As of June 30, 2018, the Company does not have any outstanding debt.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Six Months
Ended June 30, 2018
Cash flows from operating activities	$(24,844)
Cash flows from financing activities	2,000,317
Increase in cash and cash equivalents	$1,975,473

Cash flows used in operating activities were $24,844 during the six months ended June 30, 2018, resulting from an increase in net loss of $119,671 offset by an increase in working capital accounts of $94,827.

Cash flows provided by financing activities were $2,000,317 during the six months ended June 30, 2018 resulting from the proceeds received from the Offering.

For the six months ended June 30, 2017, the Company had not commenced its principal operations and as such, comparative results have not been analyzed.

Distributions

The Company has not declared or paid any distributions as of June 30, 2018.

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

Under the terms of the Distribution Support Agreement, if the cash distributions the Company pays for any calendar quarter exceed the Company’s modified funds from operations (“MFFO”) for such quarter, CFI will purchase Class I shares following the end of such calendar quarter for a purchase price equal to the amount by which the distributions paid on such shares exceed the MFFO for such quarter up to $5,000,000 (less the amount from the shares purchased by CFI in order to satisfy the Minimum Offering Requirement). In such instance, the Company may be paying distributions from proceeds of the shares purchased by CFI or its affiliates, not from cash flow from operations. Class I shares purchased by CFI pursuant to the Distribution Support Agreement will be eligible to receive all distributions payable by the Company with respect to Class I shares.

Election as a REIT

The Company intends to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Code, effective for the Company’s taxable year ending December 31, 2018. The Company believes that it will be organized and will operate in such a manner as to qualify for taxation as a REIT under the Code. The Company intends to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, the Company must distribute annually at least 90% of the Company’s REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, as well as federal income and excise taxes on its undistributed income.

Off-Balance Sheet Arrangements

As of June 30, 2018, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure will be interest rate risk with respect to its indebtedness, credit risk and market risk with respect to use of derivative financial instruments for hedging purposes and foreign currency risk relating to investments made outside of the United States. As of June 30, 2018, the Company had made no investments, incurred no indebtedness and has not used any derivative financial instruments.

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

Item 1A. Risk Factors.

The Company has disclosed under the heading “Risk Factors” in its Registration Statement on Form S-11 (File No. 333-221814), filed with the SEC, risk factors which materially affect its business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed, except as noted below. You should carefully consider the risk factors set forth in the Registration Statement and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Defects or disruptions in our technology or services could diminish demand for our products and service and subject us to liability.

Because our technology, products and services are complex and use or incorporate a variety of computer hardware, software and databases, both developed in-house and acquired from third-party vendors, our technology, products and services may have errors or defects. Errors and defects could result in unanticipated downtime or failure, and could cause financial loss and harm to our reputation and our business.

If we experience computer systems failures or capacity constraints, our ability to conduct our business operations could be materially harmed.

If we experience computer systems failures or capacity constraints, our ability to conduct our business operations could be harmed. We support and maintain many of our computer systems and networks internally. Our failure to monitor or maintain these systems and networks or, if necessary, to find a replacement for this technology in a timely and cost-effective manner, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Although all of our business critical systems have been designed and implemented with fault tolerant and/or redundant clustered hardware and diversely routed network connectivity, our redundant systems or disaster recovery plans may prove to be inadequate. We may be subject to system failures and outages that might impact our revenues and relationships with clients. In addition, we will be subject to risk in the event that systems of our clients, business partners, vendors and other third parties are subject to failures and outages.

We rely on third-party service providers for certain aspects of our business, including for certain information systems, stockholder services, technology and administration. Our systems, or those of our third-party providers, may fail or operate slowly, causing one or more of the following, which may not in all cases be covered by insurance:

•	unanticipated disruptions in service to our clients;
•	slower response times;
•	financial losses;
•	litigation or other client claims; and
•	regulatory actions.

We may experience additional systems failures in the future from power or telecommunications failures, acts of God or war, weather-related events, terrorist attacks, human error, natural disasters, fire, power loss, sabotage, cyber-attacks, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism and similar events. Any system failure that causes an interruption in service or decreases the responsiveness of our service could damage our reputation, business and brand name.

Malicious cyber-attacks and other adverse events affecting our operational systems or infrastructure, or those of third parties, could disrupt our business, result in the disclosure of confidential information, damage our reputation and cause losses or regulatory penalties.

Developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating and compliance systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a malicious cyber-attack or other adverse events, which may adversely affect our ability to provide services.

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures such as software programs, firewalls and similar technology, to maintain the confidentiality, integrity and availability of our and our clients’ information, and endeavor to modify these protective measures as circumstances warrant, the nature of cyber threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability or disruption of service, computer viruses, acts of vandalism, or other malicious code, cyber-attack and other adverse events that could have an adverse security impact. Despite the defensive measures we have taken, these threats may come from external factors such as governments, organized crime, hackers, and other third parties such as outsource or infrastructure-support providers and application developers, or may originate internally from within us.

We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities. Such parties could also be the source of a cyber-attack on or breach of our operational systems, data or infrastructure.

There have been an increasing number of cyber-attacks in recent years in various industries, and cyber-security risk management has been the subject of increasing focus by our regulators. If one or more cyber-attacks occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our clients’ or other third parties’, operations, which could result in reputational damage, financial losses and/or client dissatisfaction, which may not in all cases be covered by insurance. Any such cyber incidents involving our computer systems and networks, or those of third parties important to our business, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On May 2, 2018, the Company’s Registration Statement on Form S-11 (Form No. 333-214310), was declared effective by the SEC. On June 28, 2018, the Company satisfied the Minimum Offering Requirement as a result of CFI’s purchase of $2.0 million in Class I shares. As of June 30, 2018, the initial offering price of each class of the Company’s common stock was $26.32 per Class A Share, $25.51 per Class T Share and $25.00 per Class I Share, plus applicable selling commissions and dealer manager fees. Effective August 20, 2018, the new offering price will be $24.85 per Class A Share, $24.09 per Class T Share and $23.61 per Class I Share.

For the period from the commencement of the Offering through June 30, 2018, the Company issued 80,000 shares of common stock generating total gross and net proceeds of $2,000,000. Consequently, as of June 30, 2018 the ending cash and cash equivalents balance increased by $1,975,473, and the Company recorded an increase in net loss and working capital accounts of $119,671 and $94,827, respectively.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended June 30, 2018, the Company did not repurchase any shares of common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The exhibits listed below are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1

Advisory Agreement by and among Rodin Income Trust, Inc., Rodin Income Trust Operating Partnership, L.P. and Rodin Income Advisors, LLC dated May 2, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on June 14, 2018)

10.2

Escrow Agreement among Rodin Income Trust, Inc., UMB Bank, N.A., and Cantor Fitzgerald & Co. dated June 5, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on June 14, 2018)

10.3	Agreement of Limited Partnership of Rodin Income Trust Operating Partnership, L.P. dated May 2, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on June 14, 2018)

10.4

Distribution Support Agreement between Cantor Fitzgerald Investors, LLC and Rodin Income Trust, Inc. dated May 2, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on June 14, 2018)

10.5*	Reimbursement Agreement among Rodin Income Trust, Inc., Cantor Fitzgerald Investors, LLC and Rodin Income Trust OP Holdings, LLC dated May 2, 2018

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-11 (File No. 333-221814), filed with the SEC on November 30, 2017)

10.7	Rodin Income Trust, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on June 14, 2018)

10.8

Dealer Manager Agreement among Rodin Income Trust, Inc., Cantor Fitzgerald Investors, LLC and Cantor Fitzgerald & Co. dated May 2, 2018 (incorporated by reference to Exhibit 1.1 to the Company’s Form 10-Q filed on June 14, 2018)

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

101*	XBRL (eXtensible Business Reporting Language)

*	Filed herewith

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

Dated: August 13, 2018