Form 10-Q
period 2018-09-30
RODIN INCOME TRUST, INC.
filed 2018-11-15
CIK 1664780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

Indicate by check mark whether the registrant submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

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

As of November 13, 2018, the registrant had 62,450 Class A shares, 80,560 Class I Shares, and 0 Class T shares of $0.01 par value common stock outstanding.

RODIN INCOME TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RODIN INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$1,271,797	$201,001
Commercial mortgage loan, held for investment	18,000,000	—
Due from related party	5,000	—
Prepaid expenses and other assets	20,651	—
Total assets	$19,297,448	$201,001
Liabilities and Equity
Liabilities
Loan participation sold	$17,100,000	$—
Accounts payable and accrued expenses	22,384	—
Distributions payable	3,842	—
Due to related party	138,949	—
Other liabilities	2,275	—
Total liabilities	17,267,450	—
Stockholder's equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 and 0 shares authorized, and 0 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Class A common stock, $0.01 par value per share, 160,000,000 and 300,000 shares authorized, and 8,180 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	82	82
Class T common stock, $0.01 par value per share, 200,000,000 and 0 shares authorized, and 0 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Class I common stock, $0.01 par value per share, 50,000,000 and 0 shares authorized, and 80,000 and 0 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	800	—
Additional paid-in capital	2,179,341	199,919
Accumulated deficit and cumulative distributions	(151,225)	—
Total controlling interest	2,028,998	200,001
Non-controlling interests in subsidiaries	1,000	1,000
Total stockholder's equity	2,029,998	201,001
Total liabilities and stockholder's equity	$19,297,448	$201,001

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Interest Income:
Interest income	$40,950	$—	$40,950	$—
Less: Interest income related to loan participation sold	(38,902)	—	(38,902)	—
Total interest income, net	2,048	—	2,048	—
Operating expenses:
General and administrative expenses	29,447	—	149,118	—
Management fees	313	—	313	—
Total operating expenses	29,760	—	149,431	—
Net income (loss)	$(27,712)	$—	$(147,383)	$—
Weighted average shares outstanding	88,180	8,180	36,025	8,180
Net income (loss) per common share - basic and diluted	$(0.31)	$—	$(4.09)	$—

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Stockholder's Equity
						Accumulated
	Common Stock				Additional	Deficit and	Non-
	Class A		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2017	8,180	$82	—	$—	$199,919	$—	$1,000	$201,001
Common stock issued	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—
Distributions declared on common stock	—	—	—	—	—	—	—	—
Balance as of December 31, 2017	8,180	$82	—	$—	$199,919	$—	$1,000	$201,001

	Stockholder's Equity
						Accumulated
	Common Stock				Additional	Deficit and	Non-
	Class A		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2018	8,180	$82	—	$—	$199,919	$—	$1,000	$201,001
Common stock issued	—	—	80,000	800	1,999,200	—	—	2,000,000
Offering costs	—	—	—	—	(19,778)	—	—	(19,778)
Net income (loss)	—	—	—	—	—	(147,383)	—	(147,383)
Distributions declared on common stock	—	—	—	—	—	(3,842)	—	(3,842)
Balance as of September 30, 2018	8,180	$82	80,000	$800	$2,179,341	$(151,225)	$1,000	$2,029,998

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(147,383)	$—
Changes in assets and liabilities:
(Increase) in prepaid expenses and other assets	(20,651)	—
(Increase) in due from related party	(5,000)	—
Increase in accounts payable and accrued expenses	22,384	—
Increase/(decrease) in due to related party	118,949	(3,999)
Increase in other liabilities	2,275	—
Net cash used in operating activities	(29,426)	(3,999)
Cash flows from investing activities:
Origination of commercial mortgage loan, held for investment	(18,000,000)	—
Loan participation sold to related party	17,100,000	—
Cash used in investing activities	(900,000)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	2,000,222	—
Cash provided by financing activities	2,000,222	—
Net increase/(decrease) in cash and cash equivalents	1,070,796	(3,999)
Cash and cash equivalents, at beginning of period	$201,001	$205,000
Cash and cash equivalents, at end of period	$1,271,797	$201,001
Non-cash financing activities:
Distributions payable	$3,842	$—

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Business Purpose

Rodin Income Trust, Inc. (the “Company”) was formed on January 19, 2016 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. At September 30, 2018, the Company was 100% owned by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”). The Company’s consolidated financial statements include Rodin Income Trust Operating Partnership, L.P. (the “Operating Partnership”) and RIT Lending, Inc. (“RIT Lending”). Substantially all of the Company’s business is expected to be conducted through the Operating Partnership, a Delaware partnership formed on January 19, 2016. The Company is the sole general and limited partner of the Operating Partnership. Unless the context otherwise requires, the “Company” refers to the Company and the Operating Partnership.

On January 19, 2016, the Company was capitalized with a $200,001 investment by CFI, through the purchase of 8,180 Class A shares of common stock. In addition, an indirect wholly owned subsidiary of CFI, Rodin Income Trust Op Holdings, LLC (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units, which is recorded as a non-controlling interest on the consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively. On June 28, 2018, the Company satisfied the minimum offering requirement for the Offering (the “Minimum Offering Requirement”) as a result of CFI’s purchase of $2.0 million in Class I shares.

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

As of September 30, 2018, the Company had originated, through RIT Lending, an $18 million fixed rate mezzanine loan (the “Delshah Loan”) to DS Brooklyn Portfolio Mezz LLC (the “Mezzanine Borrower”), an affiliate of Delshah Capital Limited (“Delshah”) for the acquisition of a 28-property multifamily portfolio by Delshah located in Brooklyn and Manhattan, NY (each a “Property” and collectively the “Portfolio”). RIT Lending originated the Delshah Loan with (i) cash from the Offering (as defined below) equivalent to a 5% participation interest in the amount of $900,000 in the Delshah Loan and (ii) proceeds from the sale to CFI of a 95% participation interest in the amount of $17,100,000 in the Delshah Loan (See Note 3).

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Variable Interest Entities

The Company determines if an entity is a VIE in accordance with U.S. GAAP. For an entity in which the Company has acquired an interest, the entity will be considered a VIE if both of the following characteristics are not met: (i) the equity investors in the entity have the characteristics of a controlling financial interest and (ii) the equity investors’ total investment at risk is sufficient to finance the entity’s activities without additional subordinated financial support. The Company makes judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary. A qualitative analysis is generally based on a review of the design of the entity, including its control structure and decision-making abilities, and also its financial structure. In a quantitative analysis, the Company would incorporate various estimates, including estimated future cash flows, assumed hold periods and capitalization or discount rates.

If an entity is determined to be a VIE, the Company then determines whether to consolidate the entity as the primary beneficiary. The primary beneficiary has both (i) the authority to direct the activities that most significantly impact the VIE’s economic performance and (ii) the right to receive economic benefits from the VIE that could potentially be significant to the VIE and, in the event of economic losses, the obligation to absorb the losses.

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity.

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

Commercial Mortgage Loan, Held for Investment

Commercial mortgage loans are generally intended to be held for investment and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. Commercial mortgage loans, held for investment that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate. Commercial mortgage loans where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value. As of September 30, 2018, the Company has originated one mezzanine loan.

Mezzanine Loan

The Company has originated a mezzanine loan to an entity that is a member of a commercial real estate property owner. The mezzanine loan is secured by a pledge against the borrower’s equity in the property owner and is subordinate to senior debt. The mezzanine loan is senior to any preferred equity or common equity in the property owner.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the origination of the Delshah Loan, RIT Lending entered into a participation agreement (the “Delshah Loan Participation Agreement”) with CFI. RIT Lending originated the Delshah Loan with (i) cash from the Offering (as defined below) equivalent to a 5% participation interest in the Delshah Loan and (ii) proceeds from the sale to CFI of a 95% participation interest in the Delshah Loan. The Delshah Loan Participation Agreement provides that participation certificates sold to CFI represent an undivided beneficial ownership interest in the Delshah Loan.

Loan Participation Sold

In regard to the Delshah Loan, the Company has partially financed its Commercial mortgage loan, held for investment through the sale of participating mezzanine loan interest to CFI. To the extent that U.S. GAAP does not recognize a sale resulting from the loan participation interests sold, the Company does not derecognize the participation in the loan that it sold. Instead, the Company recognizes a loan participation sold liability in an amount equal to the principal of the loan participation sold. The Company continues to recognize interest income on the entire loan, including the interest attributable to the loan participation sold (see Note 3 for further information on the Delshah Loan).

Revenue Recognition

Interest income is recognized when earned and accrued based on the outstanding accrual balance and any related premium, discount, origination costs and fees are amortized over the term of the loan on a straight-line basis, which approximates the effective interest method. The amortization is reflected as an adjustment to interest income in earnings. The amortization of a premium or accretion of a discount is discontinued if such loan is reclassified to held for sale.

Credit Losses and Impairment on Investments

Loans are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loan loss reserves on a periodic basis. Significant judgment of management is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses.

Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of September 30, 2018, no impairment has been identified.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date (the “Escrow Break Anniversary”) on which the Company satisfied the Minimum Offering Requirement. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the O&O Costs, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company will reimburse the Advisor for payment of the O&O Costs ratably over a 36-month period; provided, however, that the Company shall not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds (the “1% Cap”) of the Offering (as defined in Note 4), as of such payment date. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period.

As of September 30, 2018 and December 31, 2017, the Advisor has incurred O&O Costs on the Company’s behalf of $4,357,350 and $2,874,210, respectively. As of September 30, 2018 and December 31, 2017, the Company is obligated to reimburse the Advisor for O&O Costs in the amount of $20,000 and $0, respectively, which is included within Due to related party in the accompanying consolidated balance sheets. As of September 30, 2018 and December 31, 2017, organizational costs of $222 and $0 were expensed and offering costs of $19,778 and $0 were charged to stockholder’s equity. The Company’s reimbursement liability for these amounts will be paid ratably over 36-months beginning on the Escrow Break Anniversary.

Due from Related Party

Due from related party at September 30, 2018 and December 31, 2017 was $5,000 and $0, respectively, and is comprised of amounts owed to the Company by CFI related to the Company’s origination of the Delshah Loan. The outstanding amounts due from CFI were received by the Company during October 2018.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets at September 30, 2018 and December 31, 2017 was $20,651 and $0, respectively. Prepaid expenses and other assets as of September 30, 2018 consists of $16,651 of prepaid insurance and $4,000 funded by the Company at the closing of the Delshah Loan due from the Mezzanine Borrower. The outstanding amounts due from the Mezzanine Borrower were received by the Company during November 2018.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses is comprised of amounts owed by the Company for compensation to the Company’s independent board of directors relating to pro-rated annual compensation as well as attendance at a meeting of the board of directors, which at September 30, 2018 and December 31, 2017 was $22,384 and $0, respectively.

Due to Related Party

Due to related party is comprised of amounts contractually owed by the Company for various services provided to the Company from a related party, which at September 30, 2018 and December 31, 2017 was $138,949 and $0, respectively.

Other Liabilities

Other liabilities is comprised of unearned interest income received by the Company from the Mezzanine Borrower, which, at September 30, 2018 and December 31, 2017, was $2,275 and $0, respectively.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Income Taxes

The Company intends to elect to be taxed as a REIT and to comply with the related provisions under the Internal Revenue Code of 1986, as amended. Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. The Company expects to have little or no taxable income prior to electing REIT status. To qualify as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company may also be subject to certain state, local and franchise taxes. If the Company fails to meet these requirements, it will be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders.

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net income (loss) at the same rate per share.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606).” Beginning January 1, 2018, companies are required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also includes additional disclosure requirements. The new standard can be adopted either retrospectively to prior reporting periods presented or as a cumulative effect adjustment as of the date of adoption. The Company has evaluated the overall impact that ASU 2014-09 has on the Company’s financial statements. The Company has adopted the standard using the modified retrospective transition method. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements as of September 30, 2018.

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

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business,” which addresses the definition of a business and provides a framework to determine if an asset or group of assets to be acquired is not a business. The standard clarifies that when substantially all of the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements as of September 30, 2018.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Commercial Mortgage Loan, Held for Investment

NYC Multi-family Portfolio Mezzanine Loan

On September 21, 2018, the Company, through a subsidiary of its operating partnership, RIT Lending (the “Lender”), originated the Delshah Loan to the Mezzanine Borrower, an affiliate of Delshah, for the acquisition of the Portfolio. The fee simple interest in the Portfolio is held by DS Brooklyn Portfolio Owner LLC, a single purpose limited liability company (the “Senior Borrower”) of which the Mezzanine Borrower owns 100% of the membership interests.

The Portfolio is comprised of 207 residential units and 19 commercial units that encompass 167,499 square feet.

The following table provides certain information about the Delshah Loan:

Loan Type	Loan Amount	Loan Term	Coupon	Amortization	Loan-to-Value
Mezzanine Loan	$18,000,000	10 years	9.10% subject to a potential increase in year six	Interest only	83%

The interest rate for the Delshah Loan for years one through five is 9.10%. At the end of year five, the interest rate for the Delshah Loan shall change to the greater of (i) 9.10% or (ii) 465 basis points over the Mortgage Loan Interest Rate (as defined below). However, in the event certain conditions described in the next sentence are not satisfied at the end of year five, the interest rate for the Delshah Loan shall increase to the greater of (i) 10.10% or (ii) 565 basis points over the Mortgage Loan Interest Rate in effect at the beginning of year six. The interest rate modification conditions to be satisfied at the end of year five are: (a) a minimum debt yield on the combined Delshah Loan and Senior Loan amount of 7.0%; (b) a debt service coverage ratio of at least 1.10x, on the combined Delshah Loan and Senior Loan amount, based on the interest rate for the Delshah Loan to be in effect at the beginning of year six; and (c) the then outstanding principal balance of the combined Delshah Loan and Senior Loan is not greater than 75.0% of the value of the Portfolio. The interest rate for the Senior Loan for years one through five is 4.45%, and at the end of year five, the interest rate for the Senior Loan shall change to the greater of 4.45% or 275 basis points over the then existing five year U.S. Treasury Note Yield (the “Mortgage Loan Interest Rate”).

The Delshah Loan is secured by a pledge of 100% of the equity interests in the Senior Borrower. The Delshah Loan may be prepaid in its entirety, but not in part, subject to Lender’s receipt of eighteen months of minimum interest. The term of the Delshah Loan is ten years, with no option to extend. The Portfolio will be managed by an affiliate of the Borrower.

In regard to the Delshah Loan, during the three and nine months ended September 30, 2018, the Company earned total interest income, net of  $2,048, which was comprised of total Interest income of $40,950, less Interest income related to loan participation sold of $38,902.

Concentration of Credit Risk

The following table presents the geography and property type of collateral underlying the Company’s Commercial mortgage loan, held for investment as a percentage of the loan’s carrying value:

Geography	Collateral Property Type	September 30, 2018
New York	Multifamily	100%

As of December 31, 2017, the Company had not originated any loans.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Loan Participation Sold

Delshah Loan Participation Agreement

In connection with the origination of the Delshah Loan, the Lender entered into the Delshah Loan Participation Agreement with CFI. The Company, through the Lender, originated the Delshah Loan with (i) cash from the Offering (as defined below) equivalent to a 5% participation interest in the amount of $900,000 in the Delshah Loan and (ii) proceeds from the sale to CFI of a 95% participation interest in the amount of $17,100,000 in the Delshah Loan. The Company intends, but is not obligated, to repurchase the remaining 95% of the participation interest in the Delshah Loan from CFI at a purchase price equivalent to the amount paid for the participation interest by CFI. The Delshah Loan Participation Agreement provides that participation certificates sold to CFI represent an undivided beneficial ownership interest in the Delshah Loan. The Delshah Loan Participation Agreement also specifies the parties’ respective rights with respect to the Delshah Loan. The transactions with CFI were approved by the Company’s board of directors, including by the majority of its independent directors.

The financing of the Delshah Loan by the sale of $17,100,000 of mezzanine interest to CFI through the Delshah Loan Participation Agreement does not qualify as a sale under GAAP. Therefore, the Company presents the whole Delshah Loan as an asset and the Loan participation sold as a liability on the consolidated balance sheet. The gross presentation of Loan participation sold does not impact stockholder’s equity or net income.

Note 5 – Stockholder’s Equity

Initial Public Offering

On November 30, 2017, the Company filed a registration statement with the SEC on Form S-11 in connection with the initial public offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in its primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). The registration statement was subsequently declared effective by the SEC on May 2, 2018. In addition, on June 28, 2018, the Company satisfied the Minimum Offering Requirement for the Offering as a result of CFI’s purchase of $2.0 million in Class I shares.

The Company determines its net asset value as of the end of each quarter. Net asset value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O costs, with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. As of September 30, 2018, the per share purchase price for shares of common stock in the Primary Offering was $24.85 per Class A share, $24.09 per Class T share and $23.61 per Class I share. The price for each class of shares of common stock in the Company’s DRP was $23.61. The Company’s board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less applicable support from CFI of a portion of selling commissions and dealer manager fees (as described below).

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of September 30, 2018, the Company’s total number of authorized shares of common stock was 410,000,000 consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 50,000,000 of Class I authorized common shares. The Company has the right to reallocate the shares of common stock offered between the Primary Offering and the DRP. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares will be lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the Primary Offering.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CFI pays a portion of selling commissions and all of the dealer manager fees (“Sponsor Support”), up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. Selling commissions and dealer manager fees are presented net of Sponsor Support on the Company’s consolidated statements of stockholder’s equity. The Company will reimburse Sponsor Support (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement (as defined below) by the Company or by the Advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital.

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

As of September 30, 2018, the Company had sold 80,000 shares of its common stock (consisting of 80,000 Class I shares) in the Offering to CFI for aggregate net proceeds of $2,000,000. As of December 31, 2017, the Company had not sold any shares of its common stock in the Offering.

Distributions

On September 20, 2018, the Company’s board of directors authorized, and the Company declared, distributions for the period from September 21, 2018 to November 14, 2018 in an amount equal to $0.004357260 per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Offering, the Company and CFI entered into a distribution support agreement. The terms of the agreement provide that in the event that cash distributions exceed the Company’s defined modified funds from operations (“MFFO”), a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through May 2, 2020, CFI shall purchase Class I shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the amount from any shares purchased by CFI in order to satisfy the Minimum Offering Requirement).

As of September 30, 2018 and December 31, 2017, the Company has declared distributions of $3,842 and $0, respectively, of which $3,842 and $0, respectively, was payable and has been recorded as distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of September 30, 2018 were paid during October 2018. As of September 30, 2018, no distributions have been reinvested pursuant to the Company’s DRP.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company has not received any requests to repurchase any shares of its common stock as of September 30, 2018.

Non-controlling Interest

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. This investment has been recorded as non-controlling interest on the consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively.

Note 6 – Related Party Transactions

Delshah Loan Participation Agreement

On September 21, 2018, in connection with the origination of the Delshah Loan, the Lender entered into the Delshah Loan Participation Agreement with CFI. The Company, through the Lender, originated the Delshah Loan with (i) cash from the Offering in the amount of $900,000, equivalent to a 5% participation interest in the Delshah Loan, and (ii) proceeds from the sale to CFI of a 95% participation interest in the Delshah Loan in the amount of $17,100,000.

Fees and Expenses

Pursuant to the Advisory Agreement (as defined below) between the Company and the Advisor, and subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and managing investments on behalf of the Company. For providing such services, the Advisor receives fees and reimbursements from the Company. The following summarizes these fees and reimbursements.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Advisor has agreed to pay for all O&O Costs on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) through the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the O&O Costs, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. The Company will begin reimbursing the Advisor for such costs ratably over the 36 months following the Escrow Break Anniversary; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs to be paid to the Advisor to exceed the 1% Cap as of such reimbursement date. As of September 30, 2018 and December 31, 2017, the Advisor had incurred $4,357,350 and $2,874,210, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The Company’s obligation is limited to 1% of gross offering proceeds of the Offering, which at September 30, 2018 and December 31, 2017 is $20,000 and $0, respectively, and is included within Due to related party in the accompanying consolidated balance sheets. As of September 30, 2018 and December 31, 2017, organizational costs of $222 and $0 were expensed and offering costs of $19,778 and $0 were charged to stockholder’s equity. The Company’s reimbursement liability for these amounts will be paid ratably over 36-months beginning on the Escrow Break Anniversary.

Acquisition Expenses. The Company does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of September 30, 2018.

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

As of September 30, 2018, the Company had not sold any Class T shares in the Offering, and as such, had not incurred any distribution fees.

Origination Fees. The Company will pay the Advisor up to 1.0% of the amount funded by the Company to originate commercial real estate-related loans, but only if and to the extent there is a corresponding fee paid by the borrower to the Company. During the nine months ended September 30, 2018, the Mezzanine Borrower paid the Company an origination fee of $67,500 in connection with the Delshah Loan, which the Company paid to the Advisor.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Asset Management Fees. Asset management fees will be due to the Advisor and will consist of monthly fees equal to one-twelfth of 1.25% of the amount funded or allocated by the Company for investments, including expenses and any financing attributable to such investments, less any principal received on debt and security investments. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment. During the three and nine months ended September 30, 2018, the Company incurred asset management fees of $313. The asset management fee related to the third quarter of 2018 of $313 is unpaid as of September 30, 2018, and has been included within due to related party on the consolidated balance sheet. There were no asset management fees incurred during the three and nine months ended September 30, 2017.

Other Operating Expenses. The Company and the Advisor entered into an amended and restated Advisory Agreement (the “Advisory Agreement”). Effective July 1, 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses.

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning in the fourth quarter of 2019, the Company will be subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning in the fourth quarter of 2019, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. As of September 30, 2018, the Company has accrued but not reimbursed any of the $118,636 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

The Advisory Agreement provides that, subject to other limitations on the incurrence and reimbursement of operating expenses contained in the Advisory Agreement, operating expenses which have been incurred and paid by the Advisor will not become an obligation of the Company unless the Advisor has invoiced the Company for reimbursement, which will occur in a quarterly statement and accrued for in the respective period. The Advisor will not invoice the Company for any reimbursement if the impact of such would result in the Company’s incurrence of an obligation in an amount that would result in the Company’s net asset value per share for any class of shares to be less than $25.00. The Company may, however, incur and record an obligation to reimburse the Advisor, even if it would result in the Company’s net asset value per share for any class of shares for such quarter to be less than $25.00, if the Company’s board of directors determines that the reasons for the decrease of the Company’s net asset value per share below $25.00 were unrelated to the Company’s obligation to reimburse the Advisor for operating expenses.

In addition, the Advisory Agreement provides that all or a portion of the operating expenses, which have not been previously paid by the Company or invoiced by the Advisor may be in the sole discretion of the Advisor: (i) waived by the Advisor, (ii) reimbursed to the Advisor in any subsequent quarter or (iii) reimbursed to the Advisor in connection with a liquidity event or termination of the Advisory Agreement, provided that the Company has fully invested the proceeds from its initial public offering and the stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on their invested capital. Any reimbursement of operating expenses remains subject to the limitations described above and the limitations and the approval requirements relating to the 2%/25% Guidelines.

For the nine months ended September 30, 2018 and for the nine months ended September 30, 2017, the Company has incurred operating expenses reimbursable to its Advisor of $118,636 and $0, respectively, consisting of $101,985 and $0, respectively, included within general and administrative expenses on the accompanying consolidated statements of operations, and $16,651 and $0, respectively, included within prepaid expenses and other assets on the accompanying consolidated balance sheets. For the three months ended September 30, 2018 and for the three months ended September 30, 2017, the Company has incurred no operating expenses reimbursable to its Advisor.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reimbursable operating expenses include personnel and related employment costs incurred by the Advisor or its Affiliates in performing the services described in the Advisory Agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At September 30, 2018, all of these expenses remain unpaid and are included within Due to related party on the consolidated balance sheet.

As of September 30, 2018, the total amount of unreimbursed operating expenses was $543,513. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor in the third quarter of 2018 which were not invoiced to the Company amounted to $424,877.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of September 30, 2018 and December 31, 2017, no disposition fees have been incurred by the Company.

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

As of September 30, 2018, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in this paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from the Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. To date, CFI is not obligated to pay any Sponsor Support which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances. The following summarizes these fees:

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

As of September 30, 2018, no selling commissions or dealer manager fees were incurred or paid by the Company under the agreements as outlined above.

The following table summarizes the above mentioned fees and expenses incurred by the Company for the nine months ended September 30, 2018:

		Due to related party as of	Nine months ended September 30, 2018		Due to related party as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2017	Incurred	Paid	September 30, 2018
Management Fees
Asset management fees	Management fees	$—	$313	$—	$313
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	—	101,985	—	101,985
Operating expenses(1)	Prepaid expenses and other assets	—	16,651	—	16,651
Organization expenses(2)	General and administrative expenses	—	222	—	222
Offering costs(2)	Additional paid-in capital	—	19,778	—	19,778
Total		$—	$138,949	$—	$138,949
Note:

(1) As of September 30, 2018, the Advisor has incurred, on behalf of the Company, a total of $543,513 in Unreimbursed Operating Expenses, including a total of $424,877 during the quarter ended September 30, 2018 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of September 30, 2018, the Advisor has incurred, on behalf of the Company, a total of $20,000 of O&O Costs, pursuant to the 1% Cap.

Investment by CFI

CFI initially invested $200,001 in the Company through the purchase of 8,180 Class A shares at $24.45 per share. CFI may not sell any of these shares during the period it serves as our sponsor. Neither the Advisor nor CFI currently has any options or warrants to acquire additional shares of the Company. CFI has agreed to abstain from voting any shares it acquires in any vote for the election of directors or any vote regarding the approval or termination of any contract with CFI or any of its affiliates.

In the event the Advisory Agreement is terminated, the shares owned by CFI would not be automatically redeemed. CFI would, however, be able to participate in the share repurchase program, subject to all of the restrictions of the share repurchase program applicable to all other common stockholders.

As of September 30, 2018, CFI, the sole equity holder, has invested $2,200,001 in the Company through the purchase of 88,180 shares (8,180 Class A shares for the aggregate purchase price of $200,001 and 80,000 Class I shares for the aggregate purchase price of $2,000,000).

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sponsor Support

Our sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by us or by the advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital.

Note 7 – Economic Dependency

The Company is dependent on the Advisor and its affiliates for certain services that are essential to the Company, including the sale of the Company’s shares of capital stock, acquisition and disposition decisions and certain other responsibilities. In the event that the Advisor is unable or unwilling to provide such services, the Company would be required to find alternative service providers.

Note 8 – Commitments and Contingencies

As of September 30, 2018 and December 31, 2017, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it.

Note 9 – Fair Value Measurements

Under normal market conditions, the fair value of an investment is the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). Additionally, there is a hierarchal framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and the state of the market place, including the existence and transparency of transactions between market participants. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following levels within the fair value hierarchy:

Level 1 measurement — quoted prices are available in active markets for identical investments as of the measurement date. The Company does not adjust the quoted price for these investments.

Level 2 measurement — quoted prices are available in markets that are not active or model inputs are based on inputs that are either directly or indirectly observable as of the measurement date.

Level 3 measurement — pricing inputs are unobservable and include instances where there is minimal, if any, market activity for the investment. These inputs require significant judgment or estimation by management or third parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Commercial mortgage loan, held for investment — The fair value is estimated by discounting the expected cash flows based on the market interest rates for similar loans to the Company’s Commercial mortgage loan, held for investment, which the Company believes to be equal to the contractual interest rate as of the measurement date. In accordance with the Company’s valuation procedures, the fair value of the Company’s Commercial mortgage loan, held for investment is calculated as its origination amount as adjusted to reflect the Company’s interest in the Delshah Loan as of September 30, 2018. This origination amount is equivalent to the net amount (i.e. Commercial mortgage loan, held for investment less Loan participation sold) on the Company’s September 30, 2018 consolidated balance sheet, determined in accordance with U.S. GAAP. As of September 30, 2018 and December 31, 2017, the estimated fair value of the Company’s Commercial mortgage loan, held for investment was $18,000,000 and $0, respectively. The Company has not elected the fair value option to account for its Commercial mortgage loan, held for investment.

Other financial instruments — The Company considers the carrying values of its Cash and cash equivalents, Due from related party, Prepaid expenses and other assets, Accounts payable and accrued expenses, Distributions payable, Due to related party, and Other liabilities to approximate their fair values because of the short period of time between their origination and their expected realization as well as their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.

The following table details the principal balance, carrying value, and fair value of the Company’s financial assets and liabilities as of September 30, 2018:

			Fair Value
	Principal Balance	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$1,271,797	$1,271,797	$1,271,797	$—	$—	$1,271,797
Commercial mortgage loan, held for investment(1)	18,000,000	18,000,000	—	—	18,000,000	18,000,000

Liabilities
Loan participation sold	$17,100,000	$17,100,000	$—	$—	$17,100,000	$17,100,000
Note:	(1) Includes Loan participation sold related to the Delshah Loan, as the participation interest sold was not treated as a sale under U.S. GAAP.

As of December 31, 2017, the Company had no liabilities, and the Company’s only asset was Cash and cash equivalents, which was valued using Level 1 inputs.

Note 10 – Subsequent Events

Purchase of Additional Participation Interests in the Delshah Loan

On October 10, 2018, the Company repurchased additional participation interests in the Delshah Loan from CFI in the amount of $400,000. As of November 14, 2018, the Company’s total interest in the Delshah Loan was 7.22%.

533 East 12th Street Mezzanine Loan

On November 1, 2018, the Company, through RIT Lending, originated an $8,990,000 floating rate, mezzanine loan (the “East 12th Street Loan”) to DS 531 E. 12th Mezz LLC (the “East 12th Street Mezzanine Borrower”), an affiliate of Delshah, for the acquisition of a multifamily property by Delshah located in Manhattan, NY (the “East 12th Street Property”). The fee simple interest in the East 12th Street Property is held by DS 531 E. 12th Owner LLC, a single purpose limited liability company (the “East 12th Street Senior Borrower”) of which the East 12th Street Mezzanine Borrower owns 100% of the membership interests.

The interest rate for the East 12th Street Loan is LIBOR plus 9.25%. The East 12th Street Loan is secured by a pledge of 100% of the equity interests in the East 12th Street Senior Borrower. The East 12th Street Loan may be prepaid in its entirety or in part in connection with sales of condominium units, subject in each case to RIT Lending’s receipt of eighteen months of minimum interest. The term of the East 12th Street Loan is three years, with two 1-year options to extend.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$6,830,000 of the East 12th Street Loan was funded at closing. $1,660,000 of the East 12th Street Loan was held back and will be advanced to the extent the East 12th Street Property generates sufficient cash flow to fully cover payment of interest on the East 12th Street Loan. The remaining portion of the East 12th Street Loan, $500,000, shall remain unfunded and will be advanced to pay for capital expenditure and marketing costs associated with the East 12th Street Property and approved by RIT Lending. The Company, through RIT Lending, originated the East 12th Street Loan with (i) cash from the Offering equivalent to a 20.2% participation interest in the East 12th Street Loan and (ii) proceeds from the sale to CFI of a 79.8% participation interest in the East 12th Street Loan.

On November 14, 2018, the Company purchased additional participation interests in the East 12th Street Loan from CFI in the amount of $725,000. As of November 14, 2018, the Company’s total interest in the East 12th Street Loan was 30.8%.

Status of the Offering

As of November 13, 2018, the Company had sold an aggregate of 134,830 shares of its common stock (consisting of 54,270 Class A shares, 0 Class T shares, and 80,560 Class I shares) in the Offering resulting in net proceeds of $3,390,275 to the Company as payment for such shares.

Distributions

On November 12, 2018, the Company’s board of directors authorized, and the Company declared, distributions for the period from November 15, 2018 to February 14, 2019, in an amount equal to $0.004357260 per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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
•

information technology risks, including capacity constraints, failures, or disruptions in our systems or those of parties with which the Company interacts, including cybersecurity risks and incidents, privacy risk and exposure to potential liability and regulatory focus;

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

Overview

The Company is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”). The Company is externally managed by the Advisor, a Delaware limited liability company and wholly-owned subsidiary of the Company’s sponsor, CFI.

The Company was incorporated in the State of Maryland on January 19, 2016.

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

On January 19, 2016, the Company was capitalized with a $200,001 investment by CFI. The Company has registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (“Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). The Company’s Registration Statement was declared effective by the SEC on May 2, 2018. As of June 28, 2018, the Company satisfied the minimum offering requirement for the Offering (the “Minimum Offering Requirement”) as a result of CFI’s purchase of $2.0 million in Class I shares. As of November 13, 2018, the Company had sold 54,226 Class A shares, 0 Class T Shares, and 80,560 Class I Shares of common stock in the Primary Offering, as well as 44 Class A shares, 0 Class T shares, and 0 Class I shares in the DRP for aggregate net proceeds of $3,390,275.

The Company determines its net asset value as of the end of each quarter. Net asset value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O costs, with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. The board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less applicable sponsor support. The Company intends to publish any adjustment to the NAV and the corresponding adjustments to the offering prices of its shares ordinarily within 45 days after the end of the applicable fiscal quarter. As of September 30, 2018, the Company’s NAV was $23.25 per Class A Share, $23.25 per Class T Share and $23.25 per Class I Share. Accordingly, effective November 23, 2018, the new offering price will be $24.47 per Class A Share, $23.72 per Class T Share and $23.25 per Class I Share. For further discussion of the Company’s NAV calculation, please see “Net Asset Value”.

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

As of September 30, 2018, the Company had originated, through an indirect subsidiary, RIT Lending, Inc. (“RIT Lending”), an $18 million fixed rate mezzanine loan (the “Delshah Loan”) to DS Brooklyn Portfolio Mezz LLC (the “Mezzanine Borrower”), an affiliate of Delshah Capital Limited (“Delshah”) for the acquisition of a 28-property multifamily portfolio by Delshah located in Brooklyn and Manhattan, NY (each a “Property” and collectively the “Portfolio”). RIT Lending originated the Delshah Loan with (i) cash from the Offering (as defined below) equivalent to a 5% participation interest in the amount of $900,000 in the Delshah Loan and (ii) proceeds from the sale to CFI of a 95% participation interest in the amount of $17,100,000 in the Delshah Loan.

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

Operating Highlights

Third Quarter of 2018 Activity

•	Originated the Delshah Loan in the amount of $18.0 million to the Mezzanine Borrower and sold participating interest in the Delshah Loan of $17.1 million to CFI.

Portfolio Information

NYC Multi-family Portfolio Mezzanine Loan

On September 21, 2018, the Company, through a subsidiary of its operating partnership, RIT Lending (the “Lender”), originated the Delshah Loan to the Mezzanine Borrower, an affiliate of Delshah, for the acquisition of the Portfolio. The fee simple interest in the Portfolio is held by DS Brooklyn Portfolio Owner LLC, a single purpose limited liability company (the “Senior Borrower”) of which the Mezzanine Borrower owns 100% of the membership interests.

The Portfolio is comprised of 207 residential units and 19 commercial units that encompass 167,499 square feet.

The following table provides certain information about the Delshah Loan:

Loan Type	Loan Amount	Loan Term	Coupon	Amortization	Loan-to-Value
Mezzanine Loan	$18,000,000	10 years	9.10% subject to a potential increase in year six	Interest only	83%

The interest rate for the Delshah Loan for years one through five is 9.10%. At the end of year five, the interest rate for the Delshah Loan shall change to the greater of (i) 9.10% or (ii) 465 basis points over the Mortgage Loan Interest Rate (as defined below). However, in the event certain conditions described in the next sentence are not satisfied at the end of year five, the interest rate for the Delshah Loan shall increase to the greater of (i) 10.10% or (ii) 565 basis points over the Mortgage Loan Interest Rate in effect at the beginning of year six. The interest rate modification conditions to be satisfied at the end of year five are: (a) a minimum debt yield on the combined Delshah Loan and Senior Loan amount of 7.0%; (b) a debt service coverage ratio of at least 1.10x, on the combined Delshah Loan and Senior Loan amount, based on the interest rate for the Delshah Loan to be in effect at the beginning of year six; and (c) the then outstanding principal balance of the combined Delshah Loan and Senior Loan is not greater than 75.0% of the value of the Portfolio. The interest rate for the Senior Loan for years one through five is 4.45%, and at the end of year five, the interest rate for the Senior Loan shall change to the greater of 4.45% or 275 basis points over the then existing five year U.S. Treasury Note Yield (the “Mortgage Loan Interest Rate”).

The Delshah Loan is secured by a pledge of 100% of the equity interests in the Senior Borrower. The Delshah Loan may be prepaid in its entirety, but not in part, subject to Lender’s receipt of eighteen months of minimum interest. The term of the Delshah Loan is ten years, with no option to extend. The Portfolio will be managed by an affiliate of the Borrower.

In connection with the origination of the Delshah Loan, Lender and Senior Lender entered into an intercreditor agreement (the “Intercreditor Agreement”), dated as of September 21, 2018. The Intercreditor Agreement specifies the time and method by which the various secured parties may enforce their security interests in their respective collateral.

Loan Participation Sold

Delshah Loan Participation Agreement

In connection with the origination of the Delshah Loan, the Lender entered into the Delshah Loan Participation Agreement with CFI. The Company, through the Lender, originated the Delshah Loan with (i) cash from the Offering equivalent to a 5% participation interest in the amount of $900,000 in the Delshah Loan and (ii) proceeds from the sale to CFI of a 95% participation interest in the amount of $17,100,000 in the Delshah Loan. The Company intends, but is not obligated, to purchase the remaining 95% of the participation interest in the Delshah Loan from CFI at a purchase price equivalent to the amount paid for the participation interest by CFI. The Delshah Loan Participation Agreement provides that participation certificates sold to CFI represent an undivided beneficial ownership interest in the Delshah Loan. The Delshah Loan Participation Agreement also specifies the parties’ respective rights with respect to the Delshah Loan. The transactions with CFI were approved by the Company’s board of directors, including by the majority of its independent directors.

Related Party Transactions

Fees and Expenses

Pursuant to the Advisory Agreement (as defined below) between the Company and the Advisor, and subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and managing investments on behalf of the Company. For providing such services, the Advisor receives fees and reimbursements from the Company. The following summarizes these fees and reimbursements.

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

The Advisor has agreed to pay for all O&O Costs on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) through the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the O&O Costs, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. The Company will begin reimbursing the Advisor for such costs ratably over the 36 months following the Escrow Break Anniversary; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs to be paid to the Advisor to exceed the 1% Cap as of such reimbursement date. As of September 30, 2018 and December 31, 2017, the Advisor had incurred $4,357,350 and $2,874,210, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The Company’s obligation is limited to 1% of gross offering proceeds of the Offering, which at September 30, 2018 and December 31, 2017 is $20,000 and $0, respectively. As of September 30, 2018 and December 31, 2017, organizational costs were $222 and $0 and offering costs were $19,778 and $0. The Company’s reimbursement liability for these amounts will be paid ratably over 36-months beginning on the Escrow Break Anniversary.

Acquisition Expenses. The Company does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of September 30, 2018.

Origination Fees. The Company will pay the Advisor up to 1.0% of the amount funded by the Company to originate commercial real estate-related loans, but only if and to the extent there is a corresponding fee paid by the borrower to the Company. During the nine months ended September 30, 2018, the Mezzanine Borrower paid the Company an origination fee of $67,500 in connection with the Delshah Loan, which the Company paid to the Advisor.

Asset Management Fees. Asset management fees will be due to the Advisor and will consist of monthly fees equal to one-twelfth of 1.25% of the amount funded or allocated by the Company for investments, including expenses and any financing attributable to such investments, less any principal received on debt and security investments. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment. During the three and nine months ended September 30, 2018, the Company incurred asset management fees of $313. The asset management fee related to the third quarter of 2018 of $313 is unpaid as of September 30, 2018. The unpaid asset management fee at September 30, 2018 was paid during October 2018. There were no asset management fees incurred during the three and nine months ended September 30, 2017.

Other Operating Expenses. The Company and the Advisor entered into an amended and restated Advisory Agreement (the “Advisory Agreement”). Effective July 1, 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses.

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning in the fourth quarter of 2019, the Company will be subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning in the fourth quarter of 2019, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. As of September 30, 2018, the Company has accrued but not reimbursed any of the $118,636 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

The Advisory Agreement provides that, subject to other limitations on the incurrence and reimbursement of operating expenses contained in the Advisory Agreement, operating expenses which have been incurred and paid by the Advisor will not become an obligation of the Company unless the Advisor has invoiced the Company for reimbursement, which will occur in a quarterly statement and accrued for in the respective period. The Advisor will not invoice the Company for any reimbursement if the impact of such would result in the Company’s incurrence of an obligation in an amount that would result in the Company’s net asset value per share for any class of shares to be less than $25.00. The Company may, however, incur and record an obligation to reimburse the Advisor, even if it would result in the Company’s net asset value per share for any class of shares for such quarter to be less than $25.00, if the Company’s board of directors determines that the reasons for the decrease of the Company’s net asset value per share below $25.00 were unrelated to the Company’s obligation to reimburse the Advisor for operating expenses.

In addition, the Advisory Agreement provides that all or a portion of the operating expenses, which have not been previously paid by the Company or invoiced by the Advisor may be in the sole discretion of the Advisor: (i) waived by the Advisor, (ii) reimbursed to the Advisor in any subsequent quarter or (iii) reimbursed to the Advisor in connection with a liquidity event or termination of the Advisory Agreement, provided that the Company has fully invested the proceeds from its initial public offering and the stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on their invested capital. Any reimbursement of operating expenses remains subject to the limitations described above and the limitations and the approval requirements relating to the 2%/25% Guidelines.

For the nine months ended September 30, 2018 and for the nine months ended September 30, 2017, the Company has incurred operating expenses reimbursable to its Advisor of $118,636 and $0, respectively, consisting of $101,985 and $0, respectively, included within general and administrative expenses on the accompanying consolidated statements of operations, and $16,651 and $0, respectively, included within prepaid expenses and other assets on the accompanying consolidated balance sheets. For the three months ended September 30, 2018 and for the three months ended September 30, 2017, the Company has incurred no operating expenses reimbursable to its Advisor.

Reimbursable operating expenses include personnel and related employment costs incurred by the Advisor or its Affiliates in performing the services described in the Advisory Agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At September 30, 2018, all of these expenses remain unpaid.

As of September 30, 2018, the total amount of unreimbursed operating expenses was $543,513. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor in the third quarter of 2018 which were not invoiced to the Company amounted to $424,877.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of September 30, 2018 and December 31, 2017, no disposition fees have been incurred by the Company.

Selling Commissions and Dealer Manager Fees

Cantor Fitzgerald & Co. (The “Dealer Manager”) is a registered broker-dealer affiliated with CFI. The Company entered into the dealer manager agreement with the Dealer Manager and is obligated to pay various commissions and fees with respect to the Class A, Class T and Class I shares distributed in the Offering. For providing such services, the Dealer Manager receives fees. CFI is required to pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares, Class T shares, and Class I shares, incurred in connection with the Offering. The Company will reimburse CFI for these costs (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the advisory agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital.

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

As of September 30, 2018, the Company had not sold any Class T shares in the Offering, and as such, had not incurred any distribution fees.

The following table summarizes the above mentioned fees and expenses incurred by the Company for the nine months ended September 30, 2018:

		Due to related party as of	Nine months ended September 30, 2018		Due to related party as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2017	Incurred	Paid	September 30, 2018
Management Fees
Asset management fees	Management fees	$—	$313	$—	$313
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	—	101,985	—	101,985
Operating expenses(1)	Prepaid expenses and other assets	—	16,651	—	16,651
Organization expenses(2)	General and administrative expenses	—	222	—	222
Offering costs(2)	Additional paid-in capital	—	19,778	—	19,778
Total		$—	$138,949	$—	$138,949
Note:

(1) As of September 30, 2018, the Advisor has incurred, on behalf of the Company, a total of $543,513 in Unreimbursed Operating Expenses, including a total of $424,877 during the quarter ended September 30, 2018 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of September 30, 2018, the Advisor has incurred, on behalf of the Company, a total of $20,000 of O&O Costs, pursuant to the 1% Cap.

Investment by CFI

CFI initially invested $200,001 in the Company through the purchase of 8,180 Class A shares at $24.45 per share. CFI may not sell any of these shares during the period it serves as our sponsor. Neither the Advisor nor CFI currently has any options or warrants to acquire additional shares of the Company. CFI has agreed to abstain from voting any shares it acquires in any vote for the election of directors or any vote regarding the approval or termination of any contract with CFI or any of its affiliates.

In the event the Advisory Agreement is terminated, the shares owned by CFI would not be automatically redeemed. CFI would, however, be able to participate in the share repurchase program, subject to all of the restrictions of the share repurchase program applicable to all other common stockholders.

As of September 30, 2018, CFI has invested $2,200,001 in the Company through the purchase of 88,180 shares (8,180 Class A shares for the aggregate purchase price of $200,001 and 80,000 Class I shares for the aggregate purchase price of $2,000,000).

Sponsor Support

Our sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by us or by the advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital.

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

Reimbursement of Organization and Offering Costs

Pursuant to the terms of the advisory agreement between the Company and the Advisor, the Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the Escrow Break Anniversary. The Company will not be required to reimburse the Advisor for payment of the O&O Costs prior to the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the O&O Costs, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company will reimburse the Advisor for payment of the O&O Costs ratably over a 36-month period; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross offering proceeds (the “1% Cap”) of the Offering as of such payment date. Any amounts not reimbursed in any period shall be included in determining any reimbursement for a subsequent period.

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

Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments are accounted for in accordance with ASC 323. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of September 30, 2018, the Company did not have any investments in real-estate related assets, and as such, no impairment has been identified.

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

Revenue Recognition

Commercial Mortgage Loan, Held for Investment

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

Commercial Mortgage Loan, Held for Investment

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

Real Estate Debt Securities

Real estate debt securities may include interests in real estate, which may take the form of (a) CMBS or structured notes that are collateralized by pools of real estate debt instruments, often first mortgage loans or (b) debt securities of publicly traded real estate companies.

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

Income Taxes

The Company intends to elect to be taxed as a REIT and to comply with the related provisions under the Internal Revenue Code of 1986, as amended. The Company expects to have little or no taxable income prior to electing REIT status. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. GAAP).  As a REIT, the Company will not be subject to U.S. federal income tax with respect to the portion of the Company’s income that meets certain criteria and is distributed annually to stockholders. The Company intends to operate in a manner that allows it to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The Company will monitor the business and transactions that may potentially impact the Company’s REIT status. If the Company were to fail to meet these requirements, it could be subject to U.S. federal income tax on the Company’s taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company would also be disqualified for the four taxable years following the year during which qualification was lost unless the Company was entitled to relief under specific statutory provisions.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606).” Beginning January 1, 2018, companies are required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also includes additional disclosure requirements. The new standard can be adopted either retrospectively to prior reporting periods presented or as a cumulative effect adjustment as of the date of adoption. The Company has evaluated the overall impact that ASU 2014-09 has on the Company’s financial statements. The Company has adopted the standard using the modified retrospective transition method. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements as of September 30, 2018.

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

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business,” which addresses the definition of a business and provides a framework to determine if an asset or group of assets to be acquired is not a business. The standard clarifies that when substantially all of the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements as of September 30, 2018.

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

Revenues

The Company’s revenues consist solely of net interest income earned on the Delshah Loan. The increase of $2,048 for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, was due to the origination of the Delshah Loan.

General and Administrative Expenses

The Company’s general and administrative expenses consist primarily of operating expense reimbursements to the Advisor, as well as compensation to the Company’s independent board of directors relating to pro-rated annual compensation as well as attendance at a board of directors’ meeting. For the three and nine months ended September 30, 2018, the Company incurred general and administrative expenses of $29,447 and $149,431, respectively. There were no general and administrative expenses incurred during the three and nine months ended September 30, 2017.

Management Fees

Pursuant to the Advisory Agreement with the Advisor and based upon the amount of Company’s current investments, the Company is required to pay the Advisor a monthly asset management fee and may pay a monthly property management fee for providing real estate-related services, including services related to originating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. The asset management fees of $313 incurred during the three and nine months ended September 30, 2018, respectively, were related to the origination of the Delshah Loan. There were no asset management fees incurred during the three and nine months ended September 30, 2017.

Funds from Operations and Modified Funds from Operations

The Company defines modified funds from operations (“MFFO”) in accordance with the definition established by the Investment Program Association, or IPA. The Company’s computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the current IPA definition. MFFO is calculated using funds from operations (“FFO”). The Company computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss (computed in accordance with accounting principles generally accepted in the United States, or U.S. GAAP), excluding gains or losses from sales of depreciable properties, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment charges on depreciable property owned directly or indirectly and after adjustments for unconsolidated/uncombined partnerships and joint ventures. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations. The Company’s computation of FFO may not be comparable to other REITs that do not calculate FFO in accordance with the current NAREIT definition. MFFO excludes from FFO the following items:

•	acquisition fees and expenses;
•	straight-line rent and amortization of above or below intangible lease assets and liabilities;
•	amortization of discounts, premiums and fees on debt investments;
•	non-recurring impairment of real estate-related investments;
•	realized gains (losses) from early extinguishment of debt;
•

realized gains (losses) on the extinguishment or sales of hedges, foreign exchange, securities and other derivative holdings except where the trading of such instruments is a fundamental attribute of our business;

•

unrealized gains (losses) from fair value adjustments on real estate securities, including CMBS and other securities, interest rate swaps and other derivatives not deemed hedges and foreign exchange holdings;

•	unrealized gains (losses) from the consolidation from, or deconsolidation to, equity accounting;
•	adjustments related to contingent purchase price obligations; and
•	adjustments for consolidated and unconsolidated partnerships and joint ventures calculated to reflect MFFO on the same basis as above.

FFO and MFFO should not be considered as an alternative to net income (determined in accordance with U.S. GAAP) as an indication of performance. In addition, FFO and MFFO do not represent cash generated from operating activities determined in accordance with U.S. GAAP and are not a measure of liquidity. FFO and MFFO should be considered in conjunction with reported net income and cash flows from operations computed in accordance with U.S. GAAP, as presented in the financial statements.

The following table presents a reconciliation of FFO to net loss:

Nine Months Ended September 30, 2018
Net Loss	$(147,383)
Adjustments:
None	—
Funds from Operations	$(147,383)

The following table presents a reconciliation of FFO to MFFO:

Nine Months Ended September 30, 2018
Funds from Operations	$(147,383)
Adjustments:
Other real estate investment related amortization	11,749
Organization expenses	222
Modified Funds from Operations	$(135,412)

Net Asset Value

On November 12, 2018 the Company’s board of directors approved an estimated NAV as of September 30, 2018 of $23.25 per share for Class A and Class I shares (there were no Class T shares outstanding as of September 30, 2018). The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc., (“Stanger”) its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

In performing the calculation of the estimated NAV per share, Stanger observed that the Company had originated one loan as of September 30, 2018, and that the Company’s NAV was comprised of cash and equivalents plus its interest in the Delshah Loan, amounts due from related party and prepaid expense less accrued expenses, unearned prepaid interest income, distributions payable and due to related party (excluding amounts owed to the Advisor for reimbursement of O&O consistent with our valuation procedures), as identified on the Company’s balance sheet. Stanger also considered any other amounts due to the Advisor or affiliates for repayment of Sponsor Support or amounts due to the Special Unit Holder upon a liquidation of the Company, for which no amounts were due as of September 30, 2018. There can be no assurance that a stockholder would realize $23.25 per share of Class A and I common stock if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s September 30, 2018 NAV does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O, and any operating expenses that have not been invoiced by the Advisor. The Company believes that the methodology of determining the Company’s NAV conforms to the Investment Program Association’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

Delshah Loan

In accordance with the Company’s valuation procedures, the Delshah Loan is included in the determination of NAV at its origination amount as adjusted to reflect the Company’s interest in the Delshah Loan as of September 30, 2018. This origination amount equals the net amount (i.e. Commercial mortgage loan, held for investment less Loan participation sold) on the Company’s September 30, 2018 balance sheet, determined in accordance with U.S. GAAP.

The purchase price per share for each class of the Company’s common stock will generally equal the prior quarter’s NAV per share, as determined quarterly, plus applicable selling commissions and dealer manager fees. The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares. While no Class T shares were outstanding as of September 30, 2018, the purchase price per share for Class T shares will be equal to the September 30, 2018 NAV per share of $23.25, plus applicable selling commissions and dealer manager fees.

The following table provides a breakdown of the major components of the Company’s NAV:

Components of NAV	September 30, 2018
Cash and cash equivalents	$1,271,797
Commercial mortgage loan, held for investment	900,000
Due from related party	5,000
Prepaid expenses and other assets	20,651
Accounts payable and accrued expenses	(22,384)
Distribution payable	(3,842)
Due to related party(1)	(118,949)
Other liabilities	(2,275)
Net Asset Value	$2,049,998
Number of outstanding shares	88,180
Note:	(1) Excluding $20,000 due to Advisor for reimbursement of O&O pursuant to the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus.

NAV Per Share	Class A Shares	Class T Shares	Class I Shares	Total
Total Gross Assets at Fair Value	$203,846	$—	$1,993,602	$2,197,448
Due to related party	(11,034)	—	(107,915)	(118,949)
Other liabilities	(2,644)	—	(25,857)	(28,501)
Quarterly NAV	$190,168	$—	$1,859,830	$2,049,998
Number of outstanding shares	8,180	—	80,000	88,180
NAV per share	$23.25	$23.25	$23.25

The following table reconciles stockholder’s equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholder's Equity to NAV	September 30, 2018
Stockholder's equity under U.S. GAAP	$2,029,998
Adjustments:
Organization and offering costs	20,000
NAV	$2,049,998

The following details the adjustments to reconcile U.S. GAAP stockholder’s equity to the Company’s NAV:

Organization and offering costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which is June 28, 2019 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor has agreed to pay all additional O&O costs incurred. Such costs will be reimbursed to the Advisor, ratably, by the Company, over 36 months beginning on June 29, 2019, subject to the 1% Cap. Under U.S. GAAP, the Company's reimbursement liability pertaining to the O&O costs is included with Due to related party in the Company's consolidated balance sheet. For NAV, such costs will be recognized as a reduction in NAV as they are reimbursed.

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to the Company’s September 30, 2018 NAV for a 5% change in the effective contractual interest rate for the Delshah Loan:

Sensitivity Analysis	Range of NAV (Class A, I & T)
	Low	Concluded	High
Estimated Per Share NAV	$23.06	$23.25	$23.44
Effective Contractual Interest Rate - Delshah Loan	9.69%	9.23%	8.77%

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

The Company expects to use debt financing as a source of capital. The Company’s charter limits the Company from incurring debt if the Company’s borrowings exceed 300% of the cost of the Company’s net assets, which is estimated to approximate 75% of the cost of its tangible assets (before deducting depreciation or other non-cash reserves), though the Company may exceed this limit under certain circumstances. Once the Company has fully deployed the proceeds of the Offering, the Company expects its debt financing and other liabilities may likely be approximately 50% of the cost of its tangible assets (before adjusting for depreciation or other non-cash reserves), although it may exceed this level during the offering stage. As of September 30, 2018, the Company does not have any outstanding debt.

In addition to making investments in accordance with its investment objectives, the Company expects to use its capital resources to make certain payments to the Advisor and the Dealer Manager. During the organization and offering stage, the payments will include payments to the Dealer Manager for selling commissions, dealer manager fees, and distribution fee payments and to the Advisor for reimbursement of certain organization and offering costs. With regards to the total organization and offering costs, including selling commissions, dealer manager fees, distribution fees and reimbursement of other organization and offering costs, will not exceed 15% of the gross proceeds of the Offering, including proceeds from sales of shares under the Company’s DRP. Additionally, the Company expects to make payments to the Advisor in connection with the selection and origination or purchase of investments, the management of its assets and costs incurred by the Advisor in providing services to the Company.

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Nine Months
Ended September 30, 2018
Cash flows from operating activities	$(29,426)
Cash flows from investing activities	(900,000)
Cash flows from financing activities	2,000,222
Increase in cash and cash equivalents	$1,070,796

Net cash used in operating activities was $29,426 during the nine months ended September 30, 2018, resulting from an increase in net loss of $147,383 offset by an increase in working capital accounts of $117,957.

Cash used in investing activities was $900,000 during the nine months ended September 30, 2018, resulting from the origination of the Delshah Loan offset by loan participation sold to CFI.

Cash provided by financing activities was $2,000,222 during the nine months ended September 30, 2018 resulting from the proceeds received from the Offering.

For the nine months ended September 30, 2017, the Company had not commenced its principal operations and as such, comparative results have not been analyzed.

Distributions

On September 20, 2018, the Company’s board of directors authorized, and the Company declared, distributions for the period from September 21, 2018 to November 14, 2018 in an amount equal to $0.004357260 per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

Under the terms of the Distribution Support Agreement, if the cash distributions the Company pays for any calendar quarter exceed the Company’s modified funds from operations (“MFFO”) for such quarter, CFI will purchase Class I shares following the end of such calendar quarter for a purchase price equal to the amount by which the distributions paid on such shares exceed the MFFO for such quarter up to $5 million (less the amount from the shares purchased by CFI in order to satisfy the Minimum Offering Requirement). In such instance, the Company may be paying distributions from proceeds of the shares purchased by CFI or its affiliates, not from cash flow from operations. Class I shares purchased by CFI pursuant to the Distribution Support Agreement will be eligible to receive all distributions payable by the Company with respect to Class I shares.

During the three months ended September 30, 2018, the Company declared $3,842 of distributions to its shareholders, all of which remained payable at September 30, 2018, compared to the Company’s total negative aggregate MFFO of $15,741 and the Company’s total aggregate net loss of $27,712 for that period.

During the nine months ended September 30, 2018, the Company declared $3,842 of distributions to its shareholders, all of which remained payable at September 30, 2018, compared to the Company’s total negative aggregate MFFO of $135,412 and the Company’s total aggregate net loss of $147,383 for that period.

Election as a REIT

The Company intends to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Code. The Company believes that it will be organized and will operate in such a manner as to qualify for taxation as a REIT under the Code. The Company intends to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, the Company must distribute annually at least 90% of the Company’s REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, as well as federal income and excise taxes on its undistributed income.

Off-Balance Sheet Arrangements

As of September 30, 2018, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

As of September 30, 2018, the Company does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Subsequent Events

Purchase of Additional Participation Interests in the Delshah Loan

On October 10, 2018, the Company purchased additional participation interests in the Delshah Loan from CFI in the amount of $400,000. As of November 14, 2018, the Company’s total interest in the Delshah Loan was 7.22%.

533 East 12th Street Mezzanine Loan

On November 1, 2018, the Company, through RIT Lending, originated an $8,990,000 floating rate, mezzanine loan (the “East 12th Street Loan”) to DS 531 E. 12th Mezz LLC (the “East 12th Street Mezzanine Borrower”), an affiliate of Delshah, for the acquisition of a multifamily property by Delshah located in Manhattan, NY (the “East 12th Street Property”). The fee simple interest in the East 12th Street Property is held by DS 531 E. 12th Owner LLC, a single purpose limited liability company (the “East 12th Street Senior Borrower”) of which the East 12th Street Mezzanine Borrower owns 100% of the membership interests.

The interest rate for the East 12th Street Loan is LIBOR plus 9.25%. The East 12th Street Loan is secured by a pledge of 100% of the equity interests in the East 12th Street Senior Borrower. The East 12th Street Loan may be prepaid in its entirety or in part in connection with sales of condominium units, subject in each case to RIT Lending’s receipt of eighteen months of minimum interest. The term of the East 12th Street Loan is three years, with two 1-year options to extend.

$6,830,000 of the East 12th Street Loan was funded at closing. $1,660,000 of the East 12th Street Loan was held back and will be advanced on each payment date for the East 12th Street Loan to the extent the East 12th Street Property generates sufficient cash flow to fully cover payment of interest on the East 12th Street Loan. The remaining portion of the East 12th Street Loan, $500,000, shall remain unfunded and will be advanced to pay for capital expenditure and marketing costs associated with the East 12th Street Property and approved by RIT Lending. The Company, through RIT Lending, originated the East 12th Street Loan with (i) cash from the Offering equivalent to a 20.2% participation interest in the East 12th Street Loan and (ii) proceeds from the sale to CFI of a 79.8% participation interest in the East 12th Street Loan.

On November 14, 2018, the Company purchased additional participation interests in the East 12th Street Loan from CFI in the amount of $725,000. As of November 14, 2018, the Company’s total interest in the East 12th Street Loan was 30.8%.

Status of the Offering

As of November 13, 2018, the Company had sold an aggregate of 134,830 shares of its common stock (consisting of 54,270 Class A shares, 0 Class T shares, and 80,560 Class I shares) in the Offering resulting in net proceeds of $3,390,275 to the Company as payment for such shares.

Distributions

On November 12, 2018, the Company’s board of directors authorized, and the Company declared, distributions for the period from November 15, 2018 to February 14, 2019, in an amount equal to $0.004357260 per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure will be interest rate risk with respect to its indebtedness, credit risk and market risk with respect to use of derivative financial instruments for hedging purposes and foreign currency risk relating to investments made outside of the United States. As of September 30, 2018, the Company had incurred no indebtedness and has not used any derivative financial instruments.

Interest Rate Risk

As of September 30, 2018, the Company had a fixed rate commercial mortgage loan, held for investment of $18,000,000 and therefore was not exposed to interest rate changes in LIBOR.

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

Item 1A. Risk Factors.

The Company has disclosed under the heading “Risk Factors” in its Registration Statement on Form S-11 (File No. 333-221814), filed with the SEC, risk factors which materially affect its business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed, except as noted below and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. You should carefully consider the risk factors set forth in the Registration Statement and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Our NAV per share may materially change from quarter to quarter if the valuations of our properties materially change from prior valuation or the actual operating results materially differ from what we originally budgeted, including as a result of our advisor invoicing us for previously unbilled operating expenses.

It is possible that the valuation of our assets may not be spread evenly throughout the year and may differ from the most recent quarterly valuation. As such, when these valuations are reflected in our Independent Valuation Firm’s valuation of our investment portfolio, there may be a material change in our NAV per share for each class of our common stock. Investment valuation changes can occur for a variety reasons, such as real estate market conditions, as well as credit and rates markets. For example, investments may prepay earlier than their stated maturity or in the event of adverse credit events, after the stated maturity. These circumstances may result in a material change in our NAV per share. We are at the greatest risk of these valuation changes during periods where we experience significant loan prepayments or delayed maturity payments.

In addition, actual operating results may differ from what we originally budgeted, which may cause a material increase or decrease in the NAV per share amounts. We accrue estimated income and expenses on a quarterly basis based on annual budgets as adjusted from time to time to reflect changes in the business throughout the year. On a periodic basis, we adjust the income and expense accruals we estimated to reflect the income and expenses actually earned and incurred. We will not retroactively adjust the NAV per share of each class for any adjustments. Therefore, because actual results from operations may be better or worse than what we previously budgeted, the adjustment to reflect actual operating results may cause the NAV per share for each class of our common stock to increase or decrease.

Our amended and restated advisory agreement provides that any operating expenses which have not been invoiced by our advisor will not become our obligations. Without these provisions in our amended and restated advisory agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of ours, which, in turn, would likely have a negative effect on our NAV per share. Our amended and restated advisory agreement also provides that our advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% limitation as described in “Management Compensation—Limitation on Operating Expenses” section of our prospectus. The incurrence of previously unbilled operating expenses will likely have a negative effect on our NAV per share.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On May 2, 2018, the Company’s Registration Statement on Form S-11 (Form No. 333-214310), was declared effective by the SEC. On June 28, 2018, the Company satisfied the Minimum Offering Requirement as a result of CFI’s purchase of $2.0 million in Class I shares. The initial offering price of each class of the Company’s common stock was $26.32 per Class A Share, $25.51 per Class T Share and $25.00 per Class I Share, plus applicable selling commissions and dealer manager fees. As of September 30, 2018, the Company’s NAV was $23.25 per Class A share, $23.25 per Class T share and $23.25 per class I share, plus applicable selling commissions and dealer manager fees. Effective November 23, 2018, the new offering price will be $24.47 per Class A Share, $23.72 per Class T Share and $23.25 per Class I Share.

For the period from the commencement of the Offering through September 30, 2018, the Company issued 80,000 shares of common stock generating total gross and net proceeds of $2,000,000.

During the nine months ended September 30, 2018, the Company used proceeds of $900,000 to originate the Delshah Loan, and the ending cash and cash equivalents balance increased by $1,070,796.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended September 30, 2018, the Company did not repurchase any shares of common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The exhibits listed below are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1

Amended and Restated Advisory Agreement, by and among Rodin Income Trust, Inc., Rodin Income Trust Operating Partnership. L.P., Rodin Income Advisors, LLC, and Cantor Fitzgerald Investors, LLC and Rodin Income Trust OP Holdings, LLC, dated September 28, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 3, 2018)

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

32*

Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1

Mezzanine Participation Agreement, dated as of September 21, 2018, among RIT Lending, Inc., and Cantor Fitzgerald Investors, LLC. (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on September 25, 2018)

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

Dated: November 14, 2018