Form 10-K
period 2018-12-31
RODIN INCOME TRUST, INC.
filed 2019-03-29
CIK 1664780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 333-221814

Rodin Income Trust, Inc.

(Exact name of Registrant as specified in its Charter)

Maryland	81-1144197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
110 E. 59th Street, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 938-5000

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the Registrant: No established market exists for the Registrant’s common stock. As of March 27, 2019, the registrant had 195,225 Class A shares, 87,254 Class I shares, and 0 Class T shares of $0.01 par value common stock outstanding.

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. You should not rely on these forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements.

You should carefully review Item 1A. “Risk Factors” of this Annual Report on Form 10-K for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

These factors include, but are not limited to the following:

•	The ability of Rodin Income Trust, Inc. (the “Company”) to successfully raise capital in our Offering;
•

the Company’s dependence on the resources and personnel of our advisor, Rodin Income Advisors, LLC (the “Advisor”), Cantor Fitzgerald Investors, LLC (“CFI”) and their affiliates, including the Advisor’s ability to source and close on attractive investment opportunities on the Company’s behalf;

•	the performance of the Advisor and CFI;
•	the Company’s ability to deploy capital quickly and successfully and achieve a diversified portfolio consistent with the Company’s target asset classes;
•	the Company’s ability to access financing for the Company’s investments;
•	the Company’s liquidity;
•	the Company’s ability to make distributions to its stockholders, including from sources other than cash flow from operations;
•	the effect of paying distributions to the Company’s stockholders from sources other than cash flow provided by operations;
•	the lack of a public trading market for our shares;
•	the impact of economic conditions on the Company’s borrowers, tenants and others who we depend on to make payments to the Company;
•	the Advisor’s ability to attract and retain sufficient personnel to support the Company’s growth and operations;
•	the Company’s limited operating history;
•	difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;
•	changes in the Company’s business or investment strategy;
•	environmental compliance costs and liabilities;
•	any failure in the Advisor’s due diligence to identify all relevant facts in the Company’s underwriting process or otherwise;
•

the impact of market and other conditions influencing the availability of equity versus debt investments and performance of the Company’s investments relative to the Company’s expectations and the impact on the Company’s actual return on invested equity, as well as the cash provided by these investments;

•	rates of default or decreased recovery rates on the Company’s target investments;
•	borrower, tenant and other third party defaults and bankruptcy;
•	the degree and nature of the Company’s competition;
•	illiquidity of investments in the Company’s portfolio;
•	the Company’s ability to finance the Company’s transactions;

•	the effectiveness of the Company’s risk management systems;
•

information technology risks, including capacity constraints, failures, or disruptions in the Company’s systems or those of parties with which we interact, including cybersecurity risks and incidents, privacy risk and exposure to potential liability and regulatory focus;

•	availability of opportunities, including the Advisor’s ability to source and close on debt, select equity and securities investments;
•	the Company’s ability to realize current and expected returns over the life of its investments;
•	the Company’s ability to maintain effective internal controls;
•	regulatory requirements with respect to the Company’s business, as well as the related cost of compliance;
•	the Company’s ability to qualify and maintain its qualification as a REIT for federal income tax purposes and limitations imposed on the Company’s business by the Company’s status as a REIT;
•

changes in laws or regulations governing various aspects of the Company’s business and non-traded REITs generally, including, but not limited to, changes implemented by the Department of Labor, the Securities & Exchange Commission (the “SEC”), or FINRA and changes to laws governing the taxation of REITs;

•	the Company’s ability to maintain the Company’s exemption from registration under the Investment Company Act;
•	general volatility in domestic and international capital markets and economies;
•	effect of regulatory actions, litigation and contractual claims against the Company and its affiliates, including the potential settlement and litigation of such claims;
•	the impact of any conflicts arising among the Company and CFI and its affiliates;
•	the adequacy of our cash reserves and working capital;
•	increases in interest rates;
•	the timing of cash flows, if any, from the Company’s investments; and
•	other risks associated with investing in the Company’s targeted investments.

The foregoing list of factors is not exhaustive. Factors that could have a material adverse effect on our operations and future prospects are set forth in Item 1A. “Risk Factors” in this Annual Report on Form 10-K. The factors set forth in the Risk Factors section and described elsewhere in this Annual Report on Form 10-K could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this Annual Report on Form 10-K.

Item 1. Business.

References herein to “Rodin Income Trust,” “Company,” “we,” “us,” or “our” refer to Rodin Income Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.

The Company is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”). The Company is externally managed by the Advisor, a Delaware limited liability company and wholly-owned subsidiary of the Company’s sponsor, CFI. The Company focuses on originating mortgage and mezzanine loans secured mainly by commercial real estate located primarily in the U.S., United Kingdom, and other European Countries. The Company may also invest in commercial real estate securities and properties. Commercial real estate investments may include mortgage loans, subordinated mortgage and non-mortgage interests, including preferred equity investments and mezzanine loans, and participations in such instruments. Commercial real estate securities may include commercial mortgage-backed securities (“CMBS”), unsecured debt of publicly traded REITs, debt or equity securities of publicly traded real estate companies and structured notes.

The Company was incorporated in the State of Maryland on January 19, 2016 under the name Rodin Income Trust, Inc.

The Company’s consolidated financial statements include Rodin Income Trust Operating Partnership, L.P. (the “Operating Partnership”), RIT REIT Sub I, Inc. (“RIT REIT Sub I”), and RIT Lending, Inc. (“RIT Lending”). Both RIT REIT Sub I and RIT Lending are indirect wholly owned subsidiaries of the Company. The Company plans to own substantially all of its assets and conduct its operations through the Operating Partnership. The Company is the sole general partner and limited partner of the Operating Partnership and CFI’s wholly owned subsidiary, Rodin Income Trust OP Holdings, LLC (the “Special Unit Holder”), is the sole special unit holder of the Operating Partnership.

On January 22, 2016, the Company was capitalized with a $200,001 investment by CFI. The Company has registered an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). The Company’s Registration Statement was declared effective by the SEC on May 2, 2018. On June 28, 2018, the Company satisfied the minimum offering requirement for the Offering (the “Minimum Offering Requirement”) as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share. As of March 27, 2019, the Company had sold 186,633 Class A shares, 0 Class T shares, and 87,131 Class I shares of common stock in the Primary Offering, as well as 412 Class A shares, 0 Class T shares, and 123 Class I shares in the DRP for aggregate net proceeds of $6,528,787.

The Company determines its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any organization and offering expenses paid by the Advisor on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. The board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less the portion of selling commissions and all of the dealer manager fees paid by CFI (“Sponsor Support”), up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company intends to publish any adjustment to the NAV and the corresponding adjustments to the offering prices of its shares ordinarily within 45 days after the end of the applicable fiscal quarter. As of December 31, 2018, the Company’s NAV was $23.25 per Class A share, $23.25 per Class T share and $23.25 per Class I share. Effective February 25, 2019, the new offering price was $24.47 per Class A share, $23.72 per Class T share and $23.25 per Class I share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

As of December 31, 2018, the Company had made the following investments (collectively, the “Investments”):

•

The Company originated, through RIT Lending, an $18 million fixed rate mezzanine loan (the “Delshah Loan”) to DS Brooklyn Portfolio Mezz LLC (the “Mezzanine Borrower”), an affiliate of Delshah Capital Limited (“Delshah”), for the acquisition of a 28-property multifamily portfolio by Delshah located in Brooklyn and Manhattan, NY (each a “Property” and collectively the “Portfolio”).

•

The Company also originated, through RIT Lending, an $8.99 million floating-rate mezzanine loan (the “East 12th Street Loan”), to DS 531 E. 12th Mezz LLC (the “East 12th Street Mezzanine Borrower”), an affiliate of Delshah, for the acquisition of a multifamily property by Delshah located in Manhattan, NY (the “East 12th Street Property”). As of December 31, 2018, approximately $6.83 million of the East 12th Street Loan had been funded.

The Company has no employees and has retained the Advisor to manage its affairs on a day-to-day basis. The Advisor’s responsibilities include, but are not limited to, providing real estate-related services, including services related to originating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. The Advisor is a wholly owned subsidiary of CFI and therefore, the Advisor and CFI are related parties. The Advisor and its affiliates receive, as applicable, compensation, fees and expense reimbursements for services related to the investment and management of the Company’s assets. Such affiliated entities receive fees, expense reimbursements, distributions (related to ownership of the Company’s common stock), as well as other compensation during the offering, acquisition, operational and liquidation stages.

The Company is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in this Annual Report on Form 10-K.

Competition

We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by the Advisor and its affiliates, particularly those with investment strategies that overlap with ours, may seek investment opportunities that would be suitable for the Company. Many of these entities may have greater access to capital to acquire properties than we have.

Conflicts of Interests

Our Advisor faces conflicts of interest relating to performing services on our behalf and such conflicts may not be resolved in our favor, meaning that we could acquire less attractive assets, which could limit our ability to make distributions and reduce your overall investment return.

The Advisor is an indirect subsidiary of Cantor Fitzgerald, L.P. (“Cantor”) and is organized to provide asset management and other services to us. Cantor controls Cantor Commercial Real Estate (“CCRE”), BGC Partners, Inc. (“BGC”), Newmark Group, Inc. (“Newmark”), Berkeley Point Financial LLC (“Berkeley Point”), and a number of other financial services businesses, including our dealer manager, Cantor Fitzgerald & Co. (the “Dealer Manager”), and sponsors another non-traded REIT, Rodin Global Property Trust, Inc. (“RGPT”) (collectively, the “Cantor Companies”).

We rely on the investment professionals of our Advisor and certain of its affiliates to identify suitable investment opportunities for our Company. Our investment strategy may overlap with some of the strategies of other Cantor Companies. CCRE is primarily in the business of originating and securitizing whole mortgage loans secured by commercial real estate. Newmark does not currently acquire properties or interests in real estate properties, however, through Berkeley Point, it originates multifamily loans distributed through the GSE programs of Fannie Mae and Freddie Mac, as well as through HUD programs. In addition, in the course of Newmark’s business, it may generate fees from the referral of loan opportunities to third parties. The persons comprising CCRE’s and Newmark’s day to day management are different than our investment professionals. However, both lines of business are affiliates and are under common control by Cantor with our sponsor. Our sponsor also is the sponsor of RGPT, a non-traded REIT formed to invest in and manage a diversified portfolio of income-producing commercial properties and other real estate-related assets primarily through the acquisition of single-tenant net leased commercial properties located in the U.S., the United Kingdom and other European countries. No Cantor Company is restricted from competing with our business, whether by originating or acquiring loans that might be suitable for origination or acquisition by us, or by referring investment opportunities to third parties in exchange for fees. In addition, no Cantor Company is required to refer such opportunities to us. Investment opportunities sourced by the investment professionals of any Cantor Company not controlled by our sponsor, to the extent not pursued by such company, will be allocated by such company in its sole discretion. The investment professionals responsible for sourcing investments for the sponsor are generally different than the investment professionals responsible for sourcing investments for other Cantor Companies, and to the extent there is overlap, such investment professionals will first present suitable opportunities to our sponsor.

Item 1A. Risk Factors.

You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K. The occurrence of any of the following risk might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements.

Risks Related to Our Investments

Our investments will be subject to the risks typically associated with real estate.

We intend to invest in a diverse portfolio of real estate-related loans, real estate-related securities and other real estate-related investments. Each of these investments will be subject to the risks typically associated with real estate. Our loans held for investment will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination or acquisition of those loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Our investments in residential and commercial mortgage-backed securities, collateralized debt obligations and other real estate-related investments may be similarly affected by real estate property values. The value of real estate may be adversely affected by a number of risks, including:

•	natural disasters such as hurricanes, earthquakes and floods;
•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;
•	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;
•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;
•	costs of remediation and liabilities associated with environmental conditions affecting properties;
•	the potential for uninsured or underinsured property losses; and
•	periods of high interest rates and tight money supply.

The value of each property is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. Many expenditures associated with properties (such as operating expenses and capital expenditures) cannot be reduced when there is a reduction in income from the properties. These factors may have a material adverse effect on the ability of our borrowers to pay their loans and our tenants to pay their rent, as well as on the value that we can realize from other real estate-type interests we originate, own or acquire.

The U.S. real estate market has substantially recovered from the recent recession and is in the growth phase of the cycle. As the cycle matures, real estate returns may lose momentum which could have a negative impact on the performance of our investment portfolio.

The ongoing competition for high quality real estate assets and resulting upward pressure on pricing may reduce anticipated returns. Furthermore, economic growth remains fragile, and could be slowed or halted by significant external events. A negative shock to the economy could result in reduced tenant demand, higher tenancy default and rising vacancy rates. There can be no assurance that our real estate investments will not be adversely affected by a severe slowing of the economy or renewed recession. Tenant defaults, fluctuations in interest rates, limited availability of capital and other economic conditions beyond our control could negatively affect our portfolio, and decrease the value of our investments.

Challenging economic and financial market conditions could significantly reduce the amount of income we earn on our commercial real estate investments and further reduce the value of our investments.

Challenging economic and financial market conditions may cause us to experience an increase in the number of commercial real estate investments that result in losses, including delinquencies, non-performing assets and taking title to collateral and a decrease in the value of the property or other collateral which secures our investments, all of which could adversely affect our results of operations. We may incur substantial losses and need to establish significant provision for losses or impairment. Our revenue from investments could diminish significantly.

Any investments in real estate-related loans and real estate-related securities in distressed debt will involve more risk than in performing debt.

Distressed debt may include sub- and non-performing real estate loans acquired from financial institutions and performing loans acquired from distressed sellers.

Traditional performance metrics of real estate-related loans are generally not meaningful for non-performing real estate-related loans. Similarly, non-performing loans do not have a consistent stream of loan servicing or interest payments to provide a useful measure of revenue. In addition, for non-performing loans, often there is no expectation that the face amount of the note will be paid in full. Appraisals may provide a sense of the value of the investment, but any appraisal of the property or underlying property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. Properties securing non-performing loan investments are typically non-stabilized or otherwise not performing optimally. An appraisal of such a property involves a high degree of subjectivity due to high vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property. In addition, the value of the property will change over time.

In addition, we may pursue more than one strategy to create value in a non-performing loan. These strategies may include negotiating with the borrower for a reduced payoff, restructuring the terms of the loan or enforcing our rights as lender under the loan and foreclosing on the collateral securing the loan.

The factors described above make it challenging to evaluate non-performing loans and make investments in such loans riskier than investments in performing debt.

Any investments we make in CMBS and other similar structured finance investments would pose additional risks, including the risks of the securitization process and the risk that any special servicer may take actions that could adversely affect our interests.

We may from time to time invest in CMBS and other similar securities, which are subordinated classes of securities in a structure of securities secured by a pool of mortgages or loans. Accordingly, such securities are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Thus, there is generally only a nominal amount of equity or other debt securities junior to such positions, if any, issued in such structures. The estimated fair values of such subordinated interests tend to be much more sensitive to adverse economic downturns and underlying borrower developments than more senior securities. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CMBS because the ability of borrowers to make principal and interest payments on the mortgages or loans underlying such securities may be impaired, as has occurred throughout the recent economic recession and weak recovery.

Subordinate interests such as CLOs, CDOs and similar structured finance investments generally are not actively traded and are relatively illiquid investments and volatility in CLO and CDO trading markets may cause the value of these investments to decline. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses.

With respect to the CMBS in which we may invest, control over the of the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificateholder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We may acquire classes of CMBS, for which we may not have the right to appoint the directing certificateholder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests.

We depend on borrowers and tenants for a substantial portion of our revenue and, accordingly, our revenue and our ability to make distributions to you will be dependent upon the success and economic viability of such borrowers and tenants.

The success of our origination or acquisition of investments significantly depends on the financial stability of the borrowers and tenants underlying such investments. The inability of a single major borrower or tenant, or a number of smaller borrowers or tenants, to meet their payment obligations could result in reduced revenue or losses.

Lease defaults, terminations or landlord-tenant disputes may reduce our income from our real estate investments.

The creditworthiness of tenants in our real estate investments has been, or could become, negatively impacted as a result of challenging economic conditions or otherwise, which could result in their inability to meet the terms of their leases. Lease defaults or terminations by one or more tenants may reduce our revenues unless a default is cured or a suitable replacement tenant is found promptly. In addition, disputes may arise between the landlord and tenant that result in the tenant withholding rent payments, possibly for an extended period. These disputes may lead to litigation or other legal procedures to secure payment of the rent withheld or to evict the tenant. Upon a lease default, we may have limited remedies, be unable to accelerate lease payments and have limited or no recourse against a guarantor. Tenants as well as guarantors may have limited or no ability to satisfy any judgments we may obtain. We may also have duties to mitigate our losses and we may not be successful in that regard. Any of these situations may result in extended periods during which there is a significant decline in revenues or no revenues generated by a property. If this occurred, it could adversely affect our results of operations.

Risks Related to Our Commercial Real Estate Debt and Securities

The commercial real estate debt we originate and invest in and the commercial real estate loans underlying the commercial real estate securities we invest in could be subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial real estate loans are secured by commercial real estate and are subject to risks of delinquency, foreclosure, loss and bankruptcy of the borrower, all of which are and will continue to be prevalent if the overall economic environment does not continue to improve. The ability of a borrower to repay a loan secured by commercial real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower’s business plan, the borrower’s ability to repay the loan may be impaired. Net operating income of a property can be affected by, each of the following factors, among other things:

•	macroeconomic and local economic conditions;
•	tenant mix;
•	success of tenant businesses;
•	property location and condition;
•	property operating costs, including insurance premiums, real estate taxes and maintenance costs;
•	competition from comparable types of properties;
•	effects on a particular industry applicable to the property, such as hotel vacancy rates;
•	changes in governmental rules, regulations and fiscal policies, including environmental legislation;
•	changes in laws that increase operating expenses or limit rents that may be charged;
•	changes in tax laws;
•	any need to address environmental contamination at the property;

•	the occurrence of any uninsured casualty at the property;
•	changes in national, regional or local economic conditions and/or specific industry segments;
•	declines in regional or local real estate values;
•	branding, marketing and operational strategies;
•	declines in regional or local rental or occupancy rates;
•	increases in interest rates;
•	real estate tax rates and other operating expenses;
•	acts of God;
•	social unrest and civil disturbances;
•	terrorism; and
•	increases in costs associated with renovation and/or construction.

Any one or a combination of these factors may cause a borrower to default on a loan or to declare bankruptcy. If a default or bankruptcy occurs and the underlying asset value is less than the loan amount, we will suffer a loss.

In the event of any default under a commercial real estate loan held directly by us, we will bear a risk of loss of principal or accrued interest to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the commercial real estate loan, which could have a material adverse effect on our cash flow from operations. In the event of a default by a borrower on a non-recourse commercial real estate loan, we will only have recourse to the underlying asset (including any escrowed funds and reserves) collateralizing the commercial real estate loan. If a borrower defaults on one of our commercial real estate investments and the underlying property collateralizing the commercial real estate debt is insufficient to satisfy the outstanding balance of the debt, we may suffer a loss of principal or interest. In addition, even if we have recourse to a borrower’s assets, we may not have full recourse to such assets in the event of a borrower bankruptcy as the loan to such borrower will be deemed to be secured only to the extent of the value of the mortgaged property at the time of bankruptcy (as determined by the bankruptcy court) and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. We are also exposed to these risks though the commercial real estate loans underlying commercial real estate loan underlying a commercial real estate security we hold may result in us not recovering a portion or all of our investment in such commercial real estate security.

The B Notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We may invest in B Notes. A B Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B Note holders after payment to the A Note holders. Since each transaction is privately negotiated, B Notes can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B Note investment. Further, B Notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties.

The mezzanine loans which we may originate or in which we may invest would involve greater risks of loss than senior loans secured by the same properties.

We have and may continue to originate or invest in mezzanine loans that take the form of subordinated loans secured by a pledge of the ownership interests of the entity owning the real property or an entity that owns (directly or indirectly) the interest in the entity owning the real property. These types of investments may involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

Transitional mortgage loans may involve a greater risk of loss than conventional mortgage loans.

We may provide transitional mortgage loans secured by mortgages on properties to borrowers who are typically seeking short-term capital to be used in an acquisition, development or refinancing of real estate. The borrower may have identified an undervalued asset that has been undermanaged or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional mortgage loan, and we may not recover some or all of our investment.

In addition, owners usually borrow funds under a conventional mortgage loan to repay a transitional mortgage loan. We may, therefore, be dependent on a borrower’s ability to obtain permanent financing to repay our transitional mortgage loan, which could depend on market conditions and other factors. Transitional mortgage loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under transitional mortgage loans held by us, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the transitional mortgage loan. To the extent we suffer such losses with respect to our investments in transitional mortgage loans, the value of our company and of our common stock may be adversely affected.

Investment in non-conforming and non-investment grade loans may involve increased risk of loss.

Loans we may acquire or originate may not conform to conventional loan criteria applied by traditional lenders and may not be rated or may be rated as non-investment grade. Non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, non-conforming and non-investment grade loans we acquire or originate may have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to stockholders and adversely affect the value of our common stock.

Our investments in subordinated loans and subordinated commercial mortgage-backed securities may be subject to losses.

We intend to acquire or originate subordinated loans and may invest in subordinated commercial mortgage-backed securities. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.

In general, losses on a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, and then by the “first loss” subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related residential and commercial mortgage-backed securities, the securities in which we invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us.

Construction loans involve a high risk of loss if we are unsuccessful in raising the unfunded portion of the loan or if a borrower otherwise fails to complete the construction of a project. Land loans and pre-development loans involve similarly high risks of loss if construction financing cannot be obtained.

We may invest in construction loans. If we are unsuccessful in raising the unfunded portion of a construction loan, there could be adverse consequences associated with the loan, including a loss of the value of the property securing the loan if the construction is not completed and the borrower is unable to raise funds to complete it from other sources; a borrower claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan. Further, other non-cash flowing assets such as land loans and pre-development loans may fail to qualify for construction financing and may need to be liquidated based on the “as-is” value as opposed to a valuation based on the ability to construct certain real property improvements. The occurrence of such events may have a negative impact on our results of operations. Other loan types may also include unfunded future obligations that could present similar risks.

Risks of cost overruns and non-completion of the construction or renovation of the properties underlying loans we make or acquire may materially and adversely affect our investment.

The renovation, refurbishment or expansion by a borrower under a mortgaged property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a property up to standards established for the market position intended for that property may exceed original estimates, possibly making a project uneconomical. Other risks may include environmental risks and the possibility of construction, rehabilitation and subsequent leasing of the property not being completed on schedule. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment.

Investments that are not United States government insured involve risk of loss.

We expect to originate and acquire uninsured loans and assets as part of our investment strategy. Such loans and assets may include mortgage and mezzanine loans. While holding such interests, we are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under loans, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the collateral and the principal amount of the loan. To the extent we suffer such losses with respect to our investments in such loans, the value of our company and the price of our common stock may be adversely affected.

The CMBS in which we may invest are subject to the risks of the mortgage securities market as a whole and risks of the securitization process.

The value of commercial mortgage-backed securities may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. Commercial mortgage-backed securities are also subject to several risks created through the securitization process. Subordinate commercial mortgage-backed securities are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the interest payment on subordinate residential and commercial mortgage-backed securities will not be fully paid. Subordinate residential and commercial mortgage-backed securities are also subject to greater credit risk than those residential and commercial mortgage-backed securities that are more highly rated.

Interest rate fluctuations could increase our financing costs and reduce our ability to generate income on our investments, either of which could lead to a significant decrease in our results of operations and cash flows and the market value of our investments.

Our primary interest rate exposures will relate to the yield on our investments and the financing cost of our debt, as well as our interest rate swaps that we utilize for hedging purposes. Changes in interest rates will affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us. Changes in the level of interest rates also may affect our ability to invest in investments, the value of our investments and our ability to realize gains from the disposition of investments. Changes in interest rates may also affect borrower default rates.

To the extent that our financing costs will be determined by reference to floating rates, such as LIBOR or a Treasury index, plus a margin, the amount of such costs will depend on a variety of factors, including, without limitation, (a) for collateralized debt, the value and liquidity of the collateral, and for non-collateralized debt, our credit, (b) the level and movement of interest rates, and (c) general market conditions and liquidity. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on our floating rate investments may not compensate for such increase in interest expense. At the same time, the interest income we earn on our fixed-rate investments would not change, the duration and weighted average life of our fixed-rate investments would increase and the market value of our fixed-rate investments would decrease. Similarly, in a period of declining interest rates, our interest income on floating-rate investments would decrease, while any decrease in the interest we are charged on our floating-rate debt may not compensate for such decrease in interest income and interest we are charged on our fixed-rate debt would not change. Any such scenario could materially and adversely affect us.

Our operating results will depend, in part, on differences between the income earned on our investments, net of credit losses, and our financing costs. For any period during which our investments are not match-funded, the income earned on such investments may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may immediately and significantly decrease our results of operations and cash flows and the market value of our investments.

Prepayments can adversely affect the yields on our investments.

In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans. Homeowners tend to prepay mortgage loans faster when interest rates decline. Consequently, owners of the loans may reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when interest rates increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage to the extent that we have a portfolio of residential mortgage-backed security (“RMBS”) and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our stockholders.

The yield of our other assets may be affected by the rate of prepayments. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If we are unable to invest the proceeds of any prepayments we receive in assets with at least an equivalent yield, the yield on our portfolio will decline. In addition, we may acquire assets at a discount or premium and if the asset does not repay when expected, our anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.

If credit spreads widen before we obtain long-term financing for our assets, the value of our assets may suffer.

We will price our assets based on our assumptions about future credit spreads for financing of those assets. We expect to obtain longer-term financing for our assets using structured financing techniques in the future. In such financings, interest rates are typically set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps, or LIBOR. If the spread that borrowers will pay over the benchmark widens and the rates we charge on our assets to be securitized are not increased accordingly, our income may be reduced or we may suffer losses.

Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.

We may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•	the duration of the hedge may not match the duration of the related liability or asset;
•	the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by federal tax provisions governing REITs;
•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•	the party owing money in the hedging transaction may default on its obligation to pay; and
•	we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.

Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot be certain that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

The direct or indirect effects of the Dodd-Frank Wall Street Reform Act, or the Dodd-Frank Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, may have an adverse effect on our interest rate hedging activities.

In July 2010, the Dodd-Frank Act became law in the United States. Title VII of the Dodd-Frank Act provides for significantly increased regulation of and restrictions on derivatives markets and transactions that could affect our interest rate hedging or other risk management activities, including: (i) regulatory reporting for swaps; (ii) mandated clearing through central counterparties and execution through regulated exchanges or electronic facilities for certain swaps; and (iii) margin and collateral requirements. Although the U.S. Commodity Futures Trading Commission has not yet finalized certain requirements, many other requirements have taken effect, such as swap reporting, the mandatory clearing of certain interest rate swaps and credit default swaps and the mandatory trading of certain swaps on swap execution facilities or exchanges. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are adopted and market practice develops, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs of entering into such transactions, and may result in us entering into such transactions on less favorable terms than prior to effectiveness of the Dodd-Frank Act and the rules promulgated thereunder. The occurrence of any of the foregoing events may have an adverse effect on our business.

Our investments in debt securities and preferred and common equity securities will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.

Our investments in debt securities and preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate-related investments. Issuers that are debt finance companies are subject to the inherent risks associated with structured financing investments also discussed in this prospectus. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the senior claims of banks and other lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest and/or distribution payments to us.

International investments may be subject to additional risks.

We may make or purchase mortgage, mezzanine or other loans or participations in mortgage, mezzanine or other loans made by a borrower located in non-U.S. markets secured by property located in non-U.S. markets. These investments may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

•

governmental laws, rules and policies including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin;

•	variations in currency exchange rates;
•	adverse market conditions caused by inflation or other changes in national or local economic conditions;
•	changes in relative interest rates;
•	changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;
•	changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we have an investment;
•

our REIT tax status not being respected under foreign laws, in which case any income or gains from foreign sources would likely be subject to foreign taxes, withholding taxes, transfer taxes, and value added taxes;

•	lack of uniform accounting standards (including availability of information in accordance with U.S. generally accepted accounting principles);
•	changes in land use and zoning laws;
•	more stringent environmental laws or changes in such laws;

•	changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment;
•	we, our sponsor and its affiliates have relatively less experience with respect to investing in real property or other investments in Europe as compared to domestic investments; and
•	legal and logistical barriers to enforcing our contractual rights.

Any of these risks could have an adverse effect on our business, results of operations and ability to pay distributions to our stockholders.

Investments in properties or other real estate investments outside the United States subject us to foreign currency risks, which may adversely affect distributions and our REIT status.

Revenues generated from any properties or other real estate investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore, any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.

Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.

Inflation in foreign countries, along with government measures to curb inflation, may have an adverse effect on our investments.

Certain countries have in the past experienced extremely high rates of inflation. Inflation, along with governmental measures to curb inflation, coupled with public speculation about possible future governmental measures to be adopted, has had significant negative effects on these international economies in the past and this could occur again in the future. The introduction of governmental policies to curb inflation can have an adverse effect on our business. High inflation in the countries where we purchase real estate or make other investments could increase our expenses and we may not be able to pass these increased costs on to our tenants.

Concerns regarding market perceptions concerning the instability of foreign currencies could adversely affect our business, results of operations and financing.

Concerns persist regarding the debt burden of certain countries and their ability to meet future financial obligations, including the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. Any potential negative developments regarding the instability of foreign currencies, or market perceptions concerning these and related issues, could materially adversely affect the value of assets, including any euro-denominated assets and obligations we may acquire.

Our dependence on the management of other entities in which we invest may adversely affect our business.

We will not control the management, investment decisions or operations of the companies in which we may invest. Management of those enterprises may decide to change the nature of their assets, or management may otherwise change in a manner that is not satisfactory to us. We will have no ability to affect these management decisions and we may have only limited ability to dispose of our investments.

Many of our investments will be illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions.

Certain of the securities that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. Some of the residential and commercial mortgage-backed securities that we may purchase may be traded in private, unregistered transactions and are therefore subject to restrictions on resale or otherwise have no established trading market. The mezzanine loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.

Some of our investments will be carried at an estimated fair value and we will be required to disclose the fair value of other investments quarterly. The estimated fair value will be determined by us and, as a result, there may be uncertainty as to the value of these investments.

Some of our investments will be in the form of securities that are recorded at fair value but that have limited liquidity or are not publicly traded. In addition, we must disclose the fair value of our investments in loans each quarter. Such estimates are inherently uncertain. The fair value of securities and other investments, including loans that have limited liquidity or are not publicly traded, may not be readily determinable. We will estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

Competition with third parties in acquiring and originating investments may reduce our profitability and the return on your investment.

We have significant competition with respect to our acquisition and origination of assets with many other companies, including other REITs, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors, many of which have greater resources than us. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments or originate loans on more generous terms than our competitors, our returns will be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. If such events occur, our stockholders may experience a lower return on their investment.

Our joint venture partners could take actions that decrease the value of an investment to us and lower our overall return.

We may enter into joint ventures with third parties to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

•	that our co-venturer or partner in an investment could become insolvent or bankrupt;
•	that such co-venturer or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals; or
•	that such co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Any of the above might subject us to liabilities and thus reduce our returns on our investment with that co-venturer or partner.

Our due diligence may not reveal all of a borrower’s liabilities and may not reveal other weaknesses in its business.

Before making a loan to a borrower or acquiring debt or equity securities of a company, we will assess the strength and skills of such entity’s management and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we will rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized or private entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.

We may depend on debtors for our revenue, and, accordingly, our revenue and our ability to make distributions will be dependent upon the success and economic viability of such debtors.

The success of our investments in real estate-related loans, real estate-related securities and other real estate-related assets materially depend on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses.

Delays in liquidating defaulted mortgage loans could reduce our investment returns.

If we make or invest in mortgage loans and there are defaults under those mortgage loans, we may not be able to repossess and sell the underlying properties quickly. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses, including, without limitation, lender liability claims, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take up to several years or more to litigate. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing and management of the property. Foreclosure actions by senior lenders may substantially affect the amount that we may receive from an investment. These factors could reduce the value of our investment in the defaulted mortgage loans.

Delays in restructuring or liquidating non-performing debt-related securities could reduce the return on our investment.

Debt-related securities may become non-performing after acquisition for a wide variety of reasons. In addition, we may acquire non-performing debt-related investments. Such non-performing debt-related investments may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of such loan or asset. However, even if a restructuring is successfully accomplished, upon maturity of such debt-related security, the borrower under the security may not be able to negotiate replacement “takeout” financing to repay the principal amount of the securities owed to us. We may find it necessary or desirable to foreclose on some of the collateral securing one or more of our investments. Intercreditor provisions may substantially interfere with our ability to do so. Even if foreclosure is an option, the foreclosure process can be lengthy and expensive as discussed above.

If we foreclose on the collateral that will secure our investments in loans receivable, we may incur significant liabilities for deferred repairs and maintenance, property taxes and other expenses, which would reduce cash available for distribution to stockholders.

Some of the properties we may acquire in foreclosure proceedings may face competition from newer, more updated properties. In addition, the overall condition of these properties may have been neglected prior to the time we would foreclose on them. In order to remain competitive, increase occupancy at these properties and/or make them more attractive to potential tenants and purchasers, we may have to make significant capital improvements and/or incur deferred maintenance costs with respect to these properties. Also, if we acquire properties through foreclosure, we will be responsible for property taxes and other expenses which will require more capital resources than if we held a secured interest in these properties. To the extent we have to make significant capital expenditures with respect to these properties, we will have less cash available to fund distributions and investor returns may be reduced.

Investments in non-performing real estate assets involve greater risks than investments in stabilized, performing assets and make our future performance more difficult to predict.

Traditional performance metrics of real estate assets are generally not meaningful for non-performing real estate assets. Non-performing properties, for example, do not have stabilized occupancy rates to provide a useful measure of revenue. Similarly, non-performing loans do not have a consistent stream of loan servicing or interest payments to provide a useful measure of revenue. In addition, for non-performing loans, often there is no expectation that the face amount of the note will be paid in full. Appraisals may provide a sense of the value of the investment, but any appraisal of the property or underlying property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. Further, an appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to high vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property. In addition, the value of the property will change over time.

In addition, we may pursue more than one strategy to create value in a non-performing real estate investment. With respect to a property, these strategies may include development, redevelopment, or lease-up of such property. With respect to a loan, these strategies may include negotiating with the borrower for a reduced payoff, restructuring the terms of the loan or enforcing our rights as lender under the loan and foreclosing on the collateral securing the loan.

The factors described above make it challenging to evaluate non-performing investments.

We have no established investment criteria limiting the geographic or industry concentration of our investments. If our investments are concentrated in an area or asset class that experiences adverse economic conditions, our investments may lose value and we may experience losses.

Certain of our investments may be secured by a single property or properties in one geographic location or asset class. Additionally, properties that we may acquire may be concentrated in a geographic location or in a particular asset class. These investments carry the risks associated with significant geographical or industry concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain geographic areas or industries and we may experience losses as a result. A worsening of economic conditions, a natural disaster or civil disruptions in a geographic area in which our investments may be concentrated or economic upheaval with respect to a particular asset class, could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of borrowers to pay financed amounts and impairing the value of our collateral or the properties we may acquire. As of December 31, 2018, 100% of our investments were secured by properties in New York City.

We have no established investment criteria limiting the size of each investment we make in commercial real estate debt, real estate related equity and securities investments. If we have an investment that represents a material percentage of our assets and that investment experiences a loss, the value of your investment in us could be significantly diminished.

We are not limited in the size of any single investment we may make and certain of our commercial real estate debt, select equity and securities investments may represent a significant percentage of our assets. We may be unable to raise significant capital and invest in a diverse portfolio of assets which would increase our asset concentration risk. Any such investment may carry the risk associated with a significant asset concentration. Should any investment representing a material percentage of our assets, experience a loss on all or a portion of the investment, we could experience a material adverse effect, which would result in the value of your investment in us being diminished. As of December 31, 2018, we have made two investments.

Failure to obtain or maintain required approvals and/or state licenses necessary to operate our mortgage-related activities may adversely impact our investment strategy.

We may in the future be required to obtain various other approvals and/or licenses from federal or state governmental authorities, government sponsored entities or similar bodies in connection with some or all of our mortgage-related activities. There is no assurance that we can obtain any or all of the approvals and licenses that we desire or that we will avoid experiencing significant delays in seeking such approvals and licenses. Furthermore, we will be subject to various disclosures and other requirements to obtain and maintain these approvals and licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses will restrict our options and ability to engage in desired activities, and could subject us to fines, suspensions, terminations and various other adverse actions if it is determined that we have engaged without the requisite approvals or licenses in activities that require an approval or license, which could have a material and adverse effect on our business, results of operations, financial condition and prospects.

Risks Related to Our Financing Strategy

We expect to use leverage in connection with our investments, which increases the risk of loss associated with our investments.

We expect to finance the acquisition and origination of a portion of our investments with warehouse lines of credit, repurchase agreements, various types of securitizations, mortgages and other borrowings. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. Our ability to execute this strategy will depend on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the underlying assets acquired. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more restrictive recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to you, for our operations and for future business opportunities. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.

Short-term borrowing through repurchase agreements, bank credit facilities and warehouse facilities may put our assets and financial condition at risk. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan to collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, credit facility providers and warehouse facility providers may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

We may not be able to acquire eligible investments for a CDO issuance or may not be able to issue CDO securities on attractive terms, either of which may require us to seek more costly financing for our investments or to liquidate assets.

We may use short-term financing arrangements to finance the acquisition of instruments until a sufficient quantity is accumulated, at which time we may refinance these lines through a securitization, such as a CDO issuance, or other long-term financing. As a result, we are subject to the risk that we will not be able to acquire, during the period that our short-term financing is available, a sufficient amount of eligible assets to maximize the efficiency of a CDO issuance. In addition, conditions in the capital markets may make the issuance of CDOs less attractive to us when we have accumulated a sufficient pool of collateral. If we are unable to issue a CDO to finance these assets, we may be required to seek other forms of potentially less attractive financing or liquidate the assets. In addition, while we generally will retain the equity component, or below investment grade component, of such CDOs and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into securitization transactions will increase our overall exposure to risks associated with ownership of such investments, including the risk of default under warehouse facilities, bank credit facilities and repurchase agreements discussed above.

The use of CDO financings with over-collateralization requirements may have a negative impact on our cash flow.

We expect that the terms of CDOs we may issue will generally provide that the principal amount of assets must exceed the principal balance of the related bonds by a certain amount, commonly referred to as “over-collateralization.” We anticipate that the CDO terms will provide that, if certain delinquencies and/or losses exceed specified levels, which we will establish based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the bonds, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted had losses or delinquencies not exceeded those levels. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive net income from assets collateralizing the obligations. We cannot assure you that the performance tests will be satisfied. In advance of completing negotiations with the rating agencies or other key transaction parties on our future CDO financings, we cannot assure our stockholders of the actual terms of the CDO delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income to us. Failure to obtain favorable terms with regard to these matters may materially and adversely affect the availability of net income to us. If our assets fail to perform as anticipated, our over-collateralization or other credit enhancement expense associated with our CDO financings will increase.

We may be required to repurchase loans that we have sold or to indemnify holders of CDOs we issue.

If any of the loans we originate or acquire and sell or securitize do not comply with representations and warranties that we make about certain characteristics of the loans, the borrowers and the underlying properties, we may be required to repurchase those loans (including from a trust vehicle used to facilitate a structured financing of the assets through CDOs) or replace them with substitute loans. In addition, in the case of loans that we have sold instead of retained, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to be carried on our books, and our ability to borrow against such assets may be limited. Any significant repurchases or indemnification payments could materially and adversely affect our financial condition and operating results.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements we enter may contain covenants that limit our ability to further mortgage a property or that prohibit us from discontinuing insurance coverage or replacing the Advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.

In a period of rising interest rates, our interest expense could increase while the interest we earn on our fixed-rate assets would not change, which would adversely affect our profitability.

Our operating results will depend in large part on differences between the income from our assets, net of credit losses and financing costs. Income from our assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and market value of our assets. Interest rate fluctuations resulting in our interest expense exceeding our interest income would result in operating losses for us and may limit our ability to make distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of your investment.

Although we expect that once we have fully invested the proceeds of the Offering, our debt financing and other liabilities will be 50% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), our debt financing and other liabilities may exceed this level during our offering stage. Our charter limits our total liabilities to 300% of the cost of our net assets, which we expect to approximate 75% of the cost of our tangible assets (before deducting depreciation, reserves for bad debt or other non-cash reserves), however, we may exceed this limit with the approval of the independent directors of our board of directors.

Risks Related to Conflicts of Interest

Our Advisor and its affiliates, including all of our executive officers and some of our directors and other key real estate professionals, will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the best interests of our stockholders.

Our executive officers and the key investment professionals relied upon by our Advisor are compensated by our Advisor and its affiliates. Our Advisor and its affiliates will receive substantial fees from us. These fees could influence our Advisor’s advice to us as well as the judgment of affiliates of our Advisor. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the Advisory Agreement and the dealer manager agreement;
•	offerings of equity by us, which entitle our Dealer Manager to dealer-manager fees and will likely entitle our Advisor to increased asset management fees;
•

acquisitions of investments and originations of loans, which entitle our Advisor to asset management fees and origination fees and, in the case of acquisitions of investments from other Cantor Companies or affiliates, might entitle affiliates of our Advisor to disposition fees and other fees in connection with its services for the seller;

•	borrowings to acquire investments and to originate loans, which borrowings will increase the asset management fees payable to our Advisor;
•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle an affiliate of our Advisor to have their special units redeemed; and
•

whether and when we seek to sell the company or its assets, which sale could entitle our sponsor to reimbursement of the Sponsor Support and an affiliate of our Advisor to a disposition fee and/or have their special units redeemed.

The fees our Advisor receives in connection with transactions involving the acquisition or origination of an asset are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our Advisor to recommend riskier transactions to us.

We may compete with other Cantor Companies for investment opportunities for our company, which could negatively impact our ability to locate suitable investments.

Our investment strategy may overlap with some of the strategies of other Cantor Companies. CCRE is primarily in the business of originating and securitizing whole mortgage loans secured by commercial real estate and Berkeley Point is a leading multifamily capital solutions provider, which is engaged in the origination, funding, sale and servicing of multi-family mortgage loans within the United States and participates in a number of loan origination, sale and servicing programs operated by government sponsored entities. Opportunities to originate or acquire such loans by CCRE or Berkeley Point may be competitive with some of our potential investments. Although Newmark does not currently acquire properties or interests in real estate properties or originate or acquire loans, in the course of Newmark’s business, it may generate fees from the referral of such loan opportunities to third parties. Members of CCRE’s and Newmark’s day to day management teams are generally different than our investment professionals. However, both lines of business are under common control with us. CCRE and Newmark and their respective subsidiaries are not restricted from competing with our business, whether by originating or acquiring loans that might be suitable for origination or acquisition by us, or by referring loan opportunities to third parties in exchange for fees. CCRE and Newmark are not required to refer any such opportunities to us. Our sponsor also is the sponsor of RGPT, a non-traded REIT formed to invest in and manage a diversified portfolio of income-producing commercial properties and other real estate-related assets primarily through the acquisition of single-tenant net leased commercial properties located in the U.S., the United Kingdom and other European countries. Our Advisor and its affiliates face conflicts of interest relating to performing services on our behalf and allocating investment opportunities to us, and such conflicts may not be resolved in our favor, meaning we could acquire less attractive assets, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.

Our affiliation with Cantor and the relationships of our executive officers, sponsor and Advisor may not lead to investment opportunities for us.

There can be no assurance that our affiliation with affiliates of our sponsor or the relationships of our executive officers, sponsor and Advisor will result in investment opportunities or service relationships for us on favorable terms, if at all. If we are unable to generate attractive investment opportunities, we will have fewer investments and our ability to pay distributions will be limited. In addition, certain of our affiliates may be constrained by approvals and/or obligations with respect to third-party investors and as a result may not be able to provide services to us.

Our Advisor will face conflicts of interest relating to joint ventures that we may form with affiliates of our Advisor, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.

If approved by a majority of our independent directors, we may enter into joint venture agreements with other Cantor Companies or affiliated entities for the acquisition, development or improvement of properties or other investments. Our Advisor and its affiliates, the advisors to the other Cantor Companies and the investment advisers to institutional investors in real estate and real estate-related assets, have some of the same executive officers, directors and other key real estate and finance professionals, and these persons will face conflicts of interest in determining which program or investor should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the Cantor-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a Cantor-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The Cantor-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. As a result, these co-venturers may benefit to our and our stockholders’ detriment.

The fees we pay to our Advisor and its affiliates in connection with the Offering and in connection with the origination, acquisition and management of our investments were not determined on an arm’s length basis; therefore, we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

The fees to be paid to our Advisor, our Dealer Manager and other affiliates for services they provide for us were not determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services.

Our Advisor faces conflicts of interest relating to incentive compensation and Sponsor Support structure, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under our Advisory Agreement, our Advisor will be entitled to fees and other amounts that may result in our Advisor recommending actions that maximize these amounts even if the actions are not in our best interest. Further, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to incentive compensation. In addition, our Advisor’s entitlement to fees upon the sale of our investments and to participate in net sales proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. Upon termination of our Advisory Agreement for any reason, including for cause, our Advisor will be paid all accrued and unpaid fees and expense reimbursements earned prior to the date of termination. In addition, unless the Advisory Agreement was terminated for cause, the Special Unit Holder may be entitled to a one-time payment upon redemption of the special units (based on an appraisal or valuation of our portfolio) in the event that the Special Unit Holder would have been entitled to a subordinated distribution had the portfolio been liquidated on the termination date. In addition, our sponsor will be entitled to reimbursement for its payment of certain selling commissions made on our behalf. To avoid paying these fees, our independent directors may decide against terminating the Advisory Agreement prior to our listing of our shares of common stock or disposition of our investments even if termination of the Advisory Agreement would be in our best interest. In addition, the requirement to pay the fee to our Advisor upon our Advisor’s termination could cause us to make different investment or disposition decisions than we would otherwise make in order to satisfy our obligation to pay the fee to our Advisor.

Our Advisor, the real estate professionals assembled by our Advisor, their affiliates and our officers will face competing demands on their time and this may cause our operations and our stockholders’ investment to suffer.

We rely on our Advisor and the real estate and debt finance professionals our Advisor has assembled, including Messrs. Lutnick and Bisgay, for the day-to-day operation of our business. Messrs. Lutnick and Bisgay are also executive officers or managers of certain other Cantor Companies and affiliates. As a result of their interests in other Cantor Companies and affiliates, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, Messrs. Lutnick and Bisgay will face conflicts of interest in allocating their time among us, our Advisor and its affiliates, other Cantor Companies as well as other business activities in which they are involved. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are desirable. As a result, the returns on our investments, and the value of our stockholders’ investment, may decline.

Certain of our executive officers and certain of our Advisor’s and its affiliates’ key investment professionals who perform services for us may perform services for other entities to whom they may also owe duties that will conflict with their duties to us.

Our executive officers and our Advisor’s and its affiliates’ key investment professionals may provide services for other Cantor Companies. To the extent they do so, they will owe duties to each of these entities, their members and limited partners and investors, which duties may from time-to-time conflict with the fiduciary duties that they owe to us and stockholders. In addition, our sponsor may grant equity interests in our Advisor and the Special Unit Holder, to certain management personnel performing services for our Advisor. The loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to stockholders and to maintain or increase the value of our assets.

Because other real estate programs may be offered through our Dealer Manager concurrently with the Offering, our Dealer Manager may face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.

Our Dealer Manager may also act as the dealer manager for the public and private offerings of other programs sponsored by our sponsor, other Cantor Companies or unaffiliated sponsors. For example, our Dealer Manager also is the dealer manager for the public offering of RGPT, a non-traded REIT sponsored by our sponsor formed to invest in and manage a diversified portfolio of income-producing commercial properties and other real estate-related assets. In addition, future programs sponsored by our sponsor, other Cantor Companies or unaffiliated sponsors may seek to raise capital through public offerings conducted concurrently with the Offering. As a result, our Dealer Manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Our sponsor will generally seek to avoid simultaneous offerings by programs that have a substantially similar mix of investment characteristics, including targeted investment types and strategies. Nevertheless, there may be periods during which one or more programs sponsored by our sponsor will be raising capital and may compete with us for investment capital. Such conflicts may not be resolved in our favor and investors will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.

Risks Related to Investment in our Common Stock

We are a recently formed company with limited operating history which makes our future performance difficult to predict.

We are a recently formed company with limited operating history. We were incorporated in the State of Maryland on January 19, 2016. As of December 31, 2018, we have only made two investments and have very limited assets. Moreover, if our capital resources are insufficient to support our operations, we will not be successful.

You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we or our Advisor must, among other things:

•	identify and acquire or originate investments that further our investment strategies;
•	respond to competition for our targeted investments, as well as for potential investors in us; and
•	capitalize our business operations with sufficient debt and equity.

We cannot guarantee our stockholders that we will succeed in achieving these goals, and our failure to do so could cause our stockholders to lose all or a portion of their investment.

Because the Offering is a blind-pool offering, our stockholders will not have the opportunity to evaluate our investments before we make them, which makes their investment in us more speculative.

We will seek to invest substantially all of the net proceeds from the Primary Offering after the payment of fees and expenses in real estate related loans, real estate related securities and other real estate related investments. Because we have had limited activity, we are not able to provide our stockholders with any information to assist them in evaluating the merits of any specific investments that we may make. Because our stockholders will be unable to evaluate the economic merit of assets before we invest in them, they will have to rely entirely on the ability of our Advisor to select suitable and successful investment opportunities. We cannot predict our actual allocation of assets at this time because such allocation will also be dependent, in part, upon the amount of financing we are able to obtain, if any, with respect to each asset class in which we invest. Furthermore, our board of directors will have broad discretion in implementing policies regarding mortgagor or tenant creditworthiness and our stockholders will not have the opportunity to evaluate potential borrowers, tenants or managers. These factors increase the speculative nature of an investment in us.

If we pay cash distributions from sources other than our cash flow from operations, we will have less funds available for investments and our stockholders’ overall return may be reduced.

Our organizational documents do not restrict us from paying distributions from any source and do not restrict the amount of distributions we may pay from any source, including proceeds from the Offering or the proceeds from the issuance of securities in the future, other third party borrowings, advances from our Advisor or sponsor or from our Advisor’s deferral or waiver of its fees under the Advisory Agreement. Distributions paid from sources other than current or accumulated earnings and profits, particularly during the period before we have substantially invested the net proceeds from the Offering may constitute a return of capital for tax purposes. From time to time, particularly during the period before we have substantially invested the net proceeds from the Offering, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations we may make distributions in excess of our cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement. If we fund distributions from financings, the net proceeds from the Offering or sources other than our cash flow from operations, we will have less funds available for investment in real estate-related loans, real estate-related debt securities and other real estate-related investments and our stockholders’ overall return may be reduced. In addition, if the aggregate amount of cash we distribute to stockholders in any given year exceeds the amount of our taxable income generated during the year, the excess amount will either be (1) a return of capital or (2) a gain from the sale or exchange of property to the extent that a stockholder’s basis in our common stock equals or is reduced to zero as the result of our current or prior year distributions. Such distributions may effectively dilute or reduce the value of the stockholders remaining interest in our company’s net asset value.

Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceed MFFO, our sponsor will purchase up to $5.0 million of Class I shares (including shares our sponsor purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to our stockholders. The sale of these shares will result in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of the distribution support agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments, we may have to reduce our distribution rate, our net asset value may be negatively impacted and our stockholders overall return may be reduced. As of December 31, 2018, 100% of our distributions came from offering proceeds.

Because no public trading market for your shares currently exists, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount to the offering price.

There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, it will be difficult for our stockholders to sell their shares. In addition, our charter prohibits the ownership of more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock, unless exempted (prospectively or retroactively) by our board of directors, which may discourage large investors from purchasing shares. In its sole discretion, our board of directors could amend, suspend or terminate our share repurchase program upon 10 business days’ notice. Further, the share repurchase program includes numerous restrictions that will severely limit the ability of our stockholders to sell their shares. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If they are able to sell their shares, they would likely have to sell them at a substantial discount to their public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.

The availability and timing of distributions to our stockholders is uncertain and cannot be assured.

There is no assurance that distributions will be authorized and paid. We cannot assure our stockholders that we will have sufficient cash to pay distributions or that the amount of any such distributions will increase over time. In addition, the distribution fees payable with respect to Class T shares issued in the Primary Offering will reduce the amount of funds available for distribution with respect to all Class T shares (including Class T shares issued pursuant to the DRP). Should we fail for any reason to distribute at least 90% of our REIT taxable income, we would not qualify for the favorable tax treatment accorded to REITs absent qualifying remedial action.

If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of our offering proceeds promptly, which may cause our distributions and our stockholders’ investment returns to be lower than they otherwise would be.

The more shares we sell in the Offering, the greater our challenge will be to invest all of our net offering proceeds. The large size of the Offering increases the risk of delays in investing our net proceeds promptly and on attractive terms. Pending investment, the net proceeds of the Offering may be invested in permitted temporary investments, which include short-term United States government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the real estate industry we seek to acquire or originate. Therefore, delays we encounter in the selection, due diligence and acquisition or origination of investments would likely limit our ability to pay distributions to our stockholders and lower their overall returns.

Each quarter, the purchase and repurchase price for shares of our common stock will be based on our NAV and will not be based on any public trading market. Neither NAV nor the offering price may be an accurate reflection of the fair market value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or the amount our stockholders would receive upon the sale of their shares.

The NAV per share and the Primary Offering price per share of each class of shares may not be an accurate reflection of the fair value of our assets and liabilities in accordance with GAAP, may not reflect the price at which we would be able to sell all or substantially all of our assets or the outstanding shares of our common stock in an arm’s length transaction, may not represent the value that our stockholders could realize upon a sale of our company or upon the liquidation of our assets and settlement of our liabilities, and may not be indicative of the price at which shares of our common stock would trade if they were listed on a national securities exchange. In addition, such values may not be the equivalent of the disclosure of a market price by an open-ended real estate fund.

Any methodologies used to determine an estimated value per share may be based upon assumptions, estimates and judgments that may not be accurate or complete, such that, if different property-specific and general real estate and capital market assumptions, estimates and judgments were used, it could result in an NAV per share that is significantly different.

The SEC approved an amendment to National Association of Securities Dealers, or “NASD”, Conduct Rule 2340, which became effective on April 11, 2016 and sets forth the obligations of FINRA members to provide per share values in customer account statements calculated in a certain manner. Because we will use a portion of the proceeds from the Offering to pay sales commissions, dealer manager fees and organization and offering expenses, which will reduce the amount of funds available for investment, unless our aggregate investments increase in value to compensate for these up-front fees and expenses, it is likely that the value shown on our stockholders’ account statement will be lower than the purchase price paid by them in the Offering.

Valuations of our assets and liabilities are estimates of value and may not necessarily correspond to realizable value.

The valuation methodologies used to value our investment assets and liabilities involve subjective judgments regarding such factors as interest rate levels for commercial real estate debt similar to our commercial real estate debt investments and real-estate related liabilities and, to the extent we invest directly in properties, rental revenue and operating expense data, capitalization or discount rates, and projections of future rent and expenses based on appropriate analysis. In addition, to the extent we make investments in real estate securities, the valuation of such securities will be based, in part, on subjective judgments concerning dividend yields or earnings multiples for similar securities. As a result, valuations and appraisals of our commercial real estate debt investments, properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the Independent Valuation Firm and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of our investments and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. Our NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, or the price we paid to repurchase shares of our common stock to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price our investors will pay for Class A shares, Class T shares or Class I shares, and the price at which their shares may be repurchased by us pursuant to our share repurchase program, will be based on our estimated NAV per share, our investors may pay more than realizable value or receive less than realizable value for their investment.

In order to disclose a quarterly NAV, we are reliant on the parties that we engage for that purpose, in particular Robert A. Stanger & Co., Inc. (the “Independent Valuation Firm”).

In order to disclose a quarterly NAV, our board of directors, including a majority of our independent directors, has adopted valuation procedures and has engaged the Independent Valuation Firm to value our investment assets and liabilities and to calculate our NAV on a quarterly basis. We may also engage other independent third parties to assist in the valuation of our investment assets and liabilities. Our board of directors, including a majority of our independent directors, may replace the Independent Valuation Firm with another third party or retain another third-party firm to calculate the NAV for each of our share classes, if it is deemed appropriate to do so. Although our board of directors, with the assistance of the Advisor, oversees all of these parties and the reasonableness of their work product, we will not independently verify our NAV or the components thereof, such as the appraised values of our properties. Our management’s assessment of the market values of our properties may also differ from the appraised values of our properties as determined by the Independent Valuation Firm. If the parties engaged by us to determine our quarterly NAV are unable or unwilling to perform their obligations to us, our NAV could be inaccurate or unavailable, and we could decide to suspend this Offering and our share repurchase program.

Our NAV is not subject to GAAP, will not be independently audited and will involve subjective judgments by the Independent Valuation Firm and other parties involved in valuing our assets and liabilities.

Our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. Our NAV may differ from equity (net assets) reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes. Additionally, we are dependent on our Advisor to be reasonably aware of material events specific to our investments (such as tenant disputes, property damage, litigation, environmental issues, default on commercial real estate debt investments, material changes in loan guarantees or financial strength of guarantors, or material changes in entities in which we hold securities) that may cause the value of a commercial real estate debt, property or real estate-related security investment to change materially and to promptly notify the Independent Valuation Firm so that the information may be reflected in the calculation of our NAV. In addition, the implementation and coordination of our valuation procedures include certain subjective judgments of the Advisor, such as whether the Independent Valuation Firm should be notified of events specific to our investments that could affect their valuations, as well as of the Independent Valuation Firm and other parties we engage, as to whether adjustments to asset and liability valuations are appropriate. Accordingly, our stockholders must rely entirely on our board of directors to adopt appropriate valuation procedures and on the Independent Valuation Firm and other parties we engage in order to arrive at our NAV, which may not correspond to realizable value upon a sale of our assets.

Our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures.

Each year our board of directors, including a majority of our independent directors, will review the appropriateness of our valuation procedures and may, at any time, adopt changes to the valuation procedures. For example, we currently exclude amounts owed to the Advisor for reimbursement of O&O Costs consistent with our valuation procedures. We also do not currently include any enterprise value or real estate acquisition costs in our assets calculated for purposes of our NAV. If we acquire real property assets as a portfolio, we may pay a premium over the amount that we would pay for the assets individually. Other public REITs may use different methodologies or assumptions to determine their NAV. As a result, it is important that our stockholders pay particular attention to the specific methodologies and assumptions we use to calculate our NAV. Our board of directors may change these or other aspects of our valuation procedures, which changes may have an adverse effect on our NAV and the price at which shares may be repurchased under our share repurchase program. See the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus for more details regarding our valuation methodologies, assumptions and procedures.

Our NAV per share may materially change from quarter to quarter if the valuations of our investments materially change from prior valuations or the actual operating results materially differ from what we originally budgeted.

As appraisal of our properties and valuations of our commercial real estate debt and real estate-related securities are updated and reflected in our Independent Valuation Firm’s valuation of our investment portfolio, there may be a material change in our NAV per share for each class of our common stock. Commercial real estate debt (and real estate-related liabilities) can change for a variety of factors, including changes in the value of the underlying collateral, changes in the market interest rate for similar type loans, defaults, prepayments and changes in loan guarantees. Investment valuation changes can occur for a variety reasons, such as local real estate market conditions, the credit and rates market, and actual operating results that materially differ from what we originally projected or what was projected in the prior appraisal. Real estate-related security valuation changes can occur for a variety of reasons as well, such as a change in the outlook for the entity to which these securities relate, leverage levels, earnings and distribution payout ratios. For example, investments may prepay earlier than their stated maturity or, in the event of adverse credit events, after their stated maturity. These circumstances may result in a material change in our NAV per share. We are at the greatest risk of these valuation changes during periods where we experience significant loan prepayments, delayed maturity payments, or significant changes in credit markets.

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

The Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become our obligations. Without these provisions in the Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of ours, which, in turn, would likely have a negative effect on our NAV per share. The Advisory Agreement provides that the Advisor will not invoice us for any reimbursement if the impact of such would result in the incurrence of an obligation in an amount that would result in our NAV per share for any class of shares to be less than $25.00. We may, however, incur and record an obligation to reimburse the Advisor, even if it would result in our NAV per share for any class of shares for such quarter to be less than $25.00, if our board of directors determines that the reasons for the decrease of our NAV per share below $25.00 were unrelated to our obligation to reimburse the Advisor for operating expenses. The Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% limitation described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions – Fees and Expenses – Other Operating Expenses” below. The incurrence of previously unbilled operating expenses will likely have a negative effect on our NAV per share. As of December 31, 2018, the Advisor has incurred $1,194,703 of unreimbursed operating expenses, including $1,086,286 of unreimbursed operating expenses that have not been invoiced to us.

The offering prices will change on a quarterly basis and investors will purchase shares at the offering price that is effective at the time their completed subscription agreement is accepted by us.

The offering prices for our classes of shares will change on a quarterly basis and investors will need to determine the price by checking our website at www.rodinincometrust.com or reading a supplement to our prospectus. Investors will purchase shares at the offering price that is effective at the time that his or her completed subscription agreement has been accepted by our us. As a result, the offering price may change prior to the acceptance of such subscription by us from the price that was effective at the time such investor submitted his or her subscription agreement. In these situations, an investor will be purchasing the shares at the newly changed offering price.

Our stockholders will experience dilution.

Our stockholders will incur immediate dilution equal to the costs of the Offering we incur in selling such shares. This means that investors who purchase our shares of common stock will pay a price per share that exceeds the amount available to us to invest in assets. In addition, our stockholders do not have preemptive rights. Our board may elect to (i) sell additional shares in the Offering or future public offerings, including through the DRP, (ii) issue equity interests in private offerings, (iii) issue shares to our Advisor, or its successors or assigns, in payment of an outstanding fee obligation or (iv) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional equity interests, investors who purchase shares in the Offering who do not participate in those other stock issuances will experience dilution in their percentage ownership of our outstanding shares. In addition, depending upon the terms and pricing of any additional offerings, the use of the proceeds and the value of our investments, investors may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share. Furthermore, investors may experience a dilution in the value of their shares depending on the terms and pricing of any share issuances (including the shares being sold in the Offering) and the value of our assets at the time of issuance.

Our ability to implement our investment strategy is dependent, in part, upon the ability of our Dealer Manager to successfully conduct the Offering, which makes an investment in us more speculative.

We have retained Cantor Fitzgerald & Co., an affiliate of our sponsor and our Advisor, to conduct the Offering as our Dealer Manager. The success of the Offering, and our ability to implement our business strategy, is dependent upon the ability of the Dealer Manager to build and maintain a network of broker-dealers to sell our shares to their clients. If our Dealer Manager is not successful in establishing, operating and managing this network of broker-dealers, our ability to raise proceeds through the Offering will be limited and we may not have adequate capital to implement our investment strategy. In addition, if our Dealer Manager has difficulties selling our shares of common stock, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to create a diversified portfolio of investments, which could result in less diversification in terms of the type, number and size of investments that we make. If we are unsuccessful in implementing our investment strategy, our stockholders could lose all or a part of their investment. As of March 27, 2019, we had only raised $6,673,612 in the Offering.

Our sponsor and its affiliates have not sponsored prior real estate investment programs that otherwise would be required to be disclosed under applicable rules and regulations of the SEC, which means that stockholders will be unable to assess their prior performance with other investment programs.

Our sponsor and its affiliates have not sponsored prior real estate investment programs that otherwise would be required to be disclosed under applicable rules and regulations of the SEC. Accordingly, stockholders will be unable to assess any results from their prior activities before deciding whether to purchase our shares of common stock.

The loss of or the inability to obtain key real estate professionals at our Advisor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of our stockholders’ investment.

Our success depends upon the contributions of Mr. Howard W. Lutnick and Mr. Steve Bisgay, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or the Advisor. If any of these persons were to cease their association with us, whether because they are internalized into other Cantor sponsored programs, or otherwise, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. There is competition for such professionals, and our Advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If we lose or are unable to obtain the services of highly skilled professionals our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.

If we internalize our management functions, stockholders’ interests in us could be diluted and we could incur other significant costs associated with being self-managed.

Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire assets of our Advisor and/or to directly employ the personnel of our sponsor or its affiliates that our Advisor utilizes to perform services on its behalf for us.

Additionally, while we would no longer bear the cost of the various fees and expenses we expect to pay to our Advisor under our Advisory Agreement, our additional direct expenses would include general and administrative costs, including certain legal, accounting and other expenses related to corporate governance, SEC reporting and compliance matters that otherwise would be borne by our Advisor. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants that will be paid by our Advisor or its affiliates. We may issue equity awards to officers, employees and consultants of our Advisor or its affiliates in connection with an internalization transaction, which awards would decrease net income and MFFO and may further dilute stockholders’ investment. We cannot reasonably estimate the amount of fees to our Advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, our net income and MFFO would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of cash available to distribute to our stockholders and the value of their shares.

Internalization transactions involving the acquisition of Advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest and cash available to pay distributions.

If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our Advisor and/or its affiliates perform portfolio management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have substantial know-how and experience which provides us with economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. Certain key employees may not become our employees but may instead remain employees of our sponsor or its affiliates. An inability to manage an internalization transaction effectively could result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs and our management’s attention could be diverted from most effectively managing our investments.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders and our recovery against our independent directors if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution.

Our board of directors may change our investment policies generally and at the individual investment level without stockholder approval, which could alter the nature of our stockholders’ investment.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of the stockholders. In addition to our investment policies, we also may change our stated strategy for any particular investment. These policies may change over time. The methods of implementing our investment policies also may vary, as new investment techniques are developed. Our investment policies, the methods for their implementation, and our other strategies, policies and procedures may be altered by our board of directors without the approval of our stockholders except to the extent that the policies are set forth in our charter. As a result, the nature of our stockholders’ investment could change without their consent.

We will provide investors with information using FFO and MFFO, which are non-GAAP financial measures that may not be meaningful for comparing the performances of different REITs and that have certain other limitations.

We will provide investors with information using FFO and MFFO, which are non-GAAP measures, as additional measures of our operating performance. We expect to compute FFO in accordance with the standards established by NAREIT. We expect that we will compute MFFO in accordance with the definition established by the IPA. However, our computation of FFO and MFFO may not be comparable to other REITs that do not calculate FFO or MFFO using these definitions without further adjustments.

FFO and MFFO should be considered in conjunction with reported net income and cash flows from operations computed in accordance with U.S. GAAP, as presented in the financial statements. Neither FFO nor MFFO is equivalent to net income or cash generated from operating activities determined in accordance with U.S. GAAP and should not be considered as an alternative to net income, as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

Stockholders may not be able to sell their shares under our share repurchase program and, if they are able to sell their shares under the program, they may not be able to recover fully the amount of their investment in our shares.

Our share repurchase program includes numerous restrictions that limit stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share repurchase program, except for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” We limit the number of shares repurchased pursuant to the share repurchase program as follows: (i) during any calendar year, we may repurchase no more than 5% of the weighted-average number of shares outstanding during the prior calendar year and (ii) unless our board of directors determines otherwise, the funds available for repurchase in each quarter will be limited to the funds received from the DRP in the prior quarter. Further, we have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our board is free to amend, suspend or terminate the share repurchase program upon 10 business days’ notice. The restrictions of our share repurchase program will severely limit our stockholders’ ability to sell their shares should they require liquidity and will limit their ability to recover the value they invest in us.

Because the Dealer Manager is one of our affiliates, our stockholders will not have the benefit of an independent due diligence review of us, the absence of which increases the risks and uncertainty they face as a stockholder.

Our Dealer Manager, Cantor Fitzgerald & Co., is one of our affiliates. Because our Dealer Manager is an affiliate, its due diligence review and investigation of us and the prospectus for the Offering cannot be considered to be an independent review. Therefore, our stockholders do not have the benefit of an independent review and investigation of the Offering of the type normally performed by an unaffiliated, independent underwriter in a public securities offering.

Payment of fees to our Advisor and its affiliates will reduce cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.

Our Advisor and its affiliates will perform services for us in connection with the selection, acquisition, origination, management, and administration of our investments. We will pay them substantial fees for these services, which will result in immediate dilution to the value of our stockholders investment and will reduce the amount of cash available for investment or distribution to stockholders. Compensation to be paid to our Advisor may be increased, subject to approval by our board of directors, including a majority of our independent directors, and the other limitations in our Advisory Agreement and charter, which would further dilute our stockholders’ investment and reduce the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares of each class we sell in our Primary Offering and assuming that 40% of the proceeds are from the sale of Class A shares, 50% of the proceeds are from the sale of Class T shares and 10% of the proceeds are from the sale of Class I shares, we estimate that we will use 96.6% (assuming the full payment of Sponsor Support and all shares available pursuant to the DRP are sold) of the gross proceeds from the Primary Offering for investments.

These fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in the Offering. These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

Failure to procure adequate capital and funding would negatively impact our results and may, in turn, negatively affect our ability to make distributions to our stockholders.

We will depend upon the availability of adequate funding and capital for our operations. The failure to secure acceptable financing could reduce our taxable income, as our investments would no longer generate the same level of net income due to the lack of funding or increase in funding costs. A reduction in our net income could reduce our liquidity and our ability to make distributions to our stockholders. We cannot assure our stockholders that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. Therefore, in the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on our ability to make distributions.

Risks Related to Our Corporate Structure

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, our charter prohibits a person from directly or constructively owning more than 9.8% in value of our outstanding stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock, unless exempted (prospectively or retroactively) by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

Maintenance of our Investment Company Act exemption imposes limits on our operations.

Neither we nor any of our subsidiaries intend to register as investment companies under the Investment Company Act. If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitation on capital structure;
•	restrictions on specified investments;
•	prohibitions on transactions with affiliates; and
•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:

•	is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or
•

is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act (relating to private investment companies).

By conducting our business through the Operating Partnership (itself a majority-owned subsidiary) and its and our other direct and indirect majority-owned subsidiaries established to carry out specific activities, we believe that we and our Operating Partnership will satisfy both (i.e., we will not be an “investment company” under either of the) tests above. With respect to the 40% test, most of the entities through which we and our Operating Partnership will own our assets will be majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).

With respect to the primarily engaged test, we and our Operating Partnership will be holding companies. Through the majority-owned subsidiaries of our Operating Partnership, we and our Operating Partnership will be primarily engaged in the non-investment company businesses of these subsidiaries.

We believe that most of the subsidiaries of our Operating Partnership will be able to rely on Section 3(c)(5)(C) of the Investment Company Act for an exclusion from the definition of an investment company. (Any other subsidiaries of our Operating Partnership should be able to rely on the exclusions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) The exclusion provided by Section 3(c)(5)(C) of the Investment Company Act is available for, among other things, entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an entity maintain at least 55% of its assets in qualifying interests and the remaining 45% of the entity’s portfolio be comprised primarily of real estate-type interests (as such terms have been interpreted by the SEC’s staff). The SEC staff no-action letters have indicated that the foregoing real estate-type interests test will be met if at least 25% of such entity’s assets are invested in real estate-type interests, which threshold is subject to reduction to the extent that the entity invested more than 55% of its assets in qualifying interests, and no more than 20% of the value of such entity’s assets are invested miscellaneous assets other than qualifying interests and real estate-type interests. To constitute a qualifying interest under this 55% requirement, a real estate investment must meet various criteria based on SEC staff no-action letters.

We may, however, in the future organize subsidiaries of the Operating Partnership that will rely on the exclusions provided by Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. If, however, the value of the subsidiaries of our Operating Partnership that must rely on Section 3(c)(1) or Section 3(c)(7) is greater than 40% of the value of the assets of our Operating Partnership, then we and our Operating Partnership may seek to rely on the exclusion under Section 3(c)(6) of the Investment Company Act if we and our Operating Partnership are “primarily engaged,” directly and/or through majority-owned subsidiaries, in the business of purchasing or otherwise acquiring mortgages and other liens on or interests in real estate. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6); however, it is our view that we and our Operating Partnership may rely on Section 3(c)(6) if 55% of the assets of our Operating Partnership consist of, and at least 55% of the income of our Operating Partnership is derived from, majority-owned subsidiaries that rely on Section 3(c)(5)(C).

To maintain compliance with the Investment Company Act, we and/or our subsidiaries may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we or our subsidiaries may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want to make and would be important to our investment strategy. Moreover, the SEC or its staff may issue interpretations with respect to various types of assets that are contrary to our views, and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exception from the definition of an investment company under the Investment Company Act.

If the market value or income potential of (or actual income from) our qualifying interests (or from or of our Section 3(c)(5)(C) subsidiaries holding such interests) changes as compared to the market value or income potential of our non-qualifying interests, or if the market value or income potential of (or actual income from) our assets that are considered “real estate-type interests” under the Investment Company Act or “real estate-related assets” under the REIT qualification tests changes as compared to the market value or income potential of our assets that are not considered “real estate-type interests” under the Investment Company Act or “real estate-related assets” under the REIT qualification tests, whether as a result of increased interest rates, prepayment rates or other factors, we may need to modify our investment portfolio in order to maintain our REIT qualification or exception from the definition of an investment company. If the decline in asset values or income occurs quickly, this may be especially difficult, if not impossible, to accomplish. This difficulty may be exacerbated by the illiquid nature of many of the assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.

The loss of our Investment Company Act exemption could require us to register as an investment company or substantially change the way we conduct our business, either of which may have an adverse effect on us and the market price of our common stock.

On August 31, 2011, the SEC published a concept release (Release No. 29778, File No. S7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments), pursuant to which it is reviewing whether certain companies that invest in mortgage-backed securities and rely on the exclusion from registration under Section 3(c)(5)(C) of the Investment Company Act, related to such investment activity (which may include one or more of our direct subsidiaries), should continue to be allowed to rely on such an exclusion from registration. If the SEC or its staff takes action with respect to this exclusion, these changes could mean that certain of our subsidiaries could no longer rely on the Section 3(c)(5)(C) exclusion and would have to rely on Section 3(c)(1) or 3(c)(7), which would mean that our investment in those subsidiaries would be investment securities. This could result in our failure to maintain our exclusion from registration as an investment company.

If we fail to maintain an exclusion from registration as an investment company, either because of SEC interpretational changes or otherwise, we could, among other things, be required either: (i) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company; or (ii) to register as an investment company, either of which could have an adverse effect on us and the market price of our common stock. If we are required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.

Our Advisor is not registered and does not intend to register as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). If our Advisor is required to register as an investment adviser under the Advisers Act, it could impact our operations and possibly reduce your investment return.

Our Advisor is not currently registered as an investment adviser under the Advisers Act and does not expect to register as an investment adviser because it does not and does not intend to have sufficient regulatory assets under management to meet the eligibility requirement under Section 203A of the Advisers Act. Whether an adviser has sufficient regulatory assets under management to require registration under the Advisers Act depends on the nature of the assets it manages. In calculating regulatory assets under management, our Advisor must include the value of each “securities portfolio” it manages. Our Advisor expects that our assets will not constitute a securities portfolio so long as a majority of our assets consist of assets that we believe are not securities, including loans that we originate, real estate and cash. However, because we may also invest in several types of securities in accordance with our investment strategy and the SEC will not affirm our determination of what portion of our investments are not securities, there is a risk that such determination is incorrect and, as a result, our investments are a securities portfolio. In such event, our Advisor may be acting as an investment adviser subject to registration under the Advisers Act that is not registered. If our investments were to constitute a “securities portfolio”, then our Advisor would be required to register under the Advisers Act, which would require it to comply with a variety of regulatory requirements under the Advisers Act on such matters as record keeping, disclosure, compliance, limitations on the types of fees it could earn and other fiduciary obligations. As a result, our Advisor would have devote additional time and resources and incur additional costs to manage our business, which could possibly reduce our stockholders’ investment return.

Our stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as a stockholder.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on the following limited matters:

•	the election or removal of directors;

•

the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to (a) increase or decrease the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have the authority to issue, (b) effect certain reverse stock splits, and (c) change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock;

•	our liquidation or dissolution;
•	our conversion;
•	statutory share exchanges;
•	certain reorganizations of our company, as provided in our charter; and
•	certain mergers, consolidations or sales or other dispositions of all or substantially all our assets, as provided in our charter.

Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks they face as a stockholder.

If we do not successfully implement a liquidity transaction, our stockholders may have to hold their investment for an indefinite period.

Our charter does not require our board of directors to pursue a transaction providing liquidity to our stockholders. If our board of directors determines to pursue a liquidity transaction, we would be under no obligation to conclude the process within a set time. If we adopt a plan of liquidation and/or sale, the timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which our investments are located and federal income tax effects on our stockholders that may prevail in the future. We cannot guarantee that we will be able to liquidate all of our assets on favorable terms, if at all. In addition, we are not restricted from effecting a liquidity transaction with a company affiliated with Cantor, which may result in certain conflicts of interest. After we adopt a plan of liquidation and/or sale, we would likely remain in existence until all our investments are liquidated. If we do not pursue a liquidity transaction or delay such a transaction due to market conditions, our common stock may continue to be illiquid and our stockholders may, for an indefinite period of time, be unable to convert their shares to cash easily, if at all, and could suffer losses on their investment in our shares.

Our charter includes a provision that may discourage a stockholder from launching a tender offer for our shares.

Our charter provides that any tender offer made by a person, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Securities Exchange Act of 1934, as amended. The offeror must provide our company notice of such tender offer at least 10 business days before initiating the tender offer. If the offeror does not comply with these requirements, no person may transfer any shares held by such person to the offeror without first offering the shares to us at the tender offer price offered in such tender offer. In addition, the noncomplying offeror person shall be responsible for all of our company’s expenses in connection with that offeror’s noncompliance. This provision of our charter may discourage a person from initiating a tender offer for our shares and prevent you from receiving a premium price for your shares in such a transaction.

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

Federal Income Tax Risks

If we fail to qualify as a REIT, our operations and our ability to pay distributions to our stockholders would be adversely impacted.

We intend to qualify as a REIT for U.S. federal income tax purposes, beginning with the taxable year ending December 31, 2019. We expect to receive the opinion of our U.S. federal income tax counsel, Greenberg Traurig, LLP, in connection with the Offering and with respect to our qualification as a REIT, although we do not intend to request a ruling from the Internal Revenue Service as to our REIT status. The opinion of Greenberg Traurig, LLP will represent only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income and is not binding on the Internal Revenue Service or any court. Greenberg Traurig, LLP will have no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Greenberg Traurig, LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification.

If we were to fail to qualify as a REIT in any taxable year:

•	we would not be allowed to deduct our distributions to our stockholders when computing our taxable income;
•	we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;
•	we would be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;
•	our cash available for distribution would be reduced and we would have less cash to distribute to our stockholders; and
•	we might be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of our disqualification.

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.

If our stockholders participate in the DRP, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, they will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value, if any. As a result, unless a stockholder is a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•

In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•

We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•

If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on the gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.

•

If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries.

In the event RIT REIT Sub I, Inc. were to fail to qualify as a REIT for federal income tax purposes, we may also fail to qualify as a REIT as a result thereof or be subject to potentially significant penalty taxes.

As of December 31, 2018, RIT REIT Sub I, Inc., a wholly-owned subsidiary of the Operating Partnership, is subject to income tax in the U.S. federal as well as certain state and local jurisdictions. For the tax years beginning after December 31, 2018, RIT REIT Sub I, Inc. intends to elect to be taxed as a REIT. In the event RIT REIT Sub I, Inc. were to fail to qualify as a REIT for federal income tax purposes in the 2019 tax year or thereafter, we may be deemed to fail the asset test for one or more quarters. Under certain circumstances, and provided there is reasonable cause for the failure and certain other requirements are met, we would be subject to an excise tax equal to the maximum corporate rate (currently 21%) multiplied by the net amount of dividend income received from RIT REIT Sub I, Inc. during any such quarter, but would retain our qualification as a REIT. In the absence of reasonable cause for such failure or the satisfaction of such other requirements, we would lose our REIT status, effective as of the taxable year in which the asset test was first failed to be satisfied as of the close of any quarter taking into account any applicable cure periods. If we were to lose our REIT status we would be precluded from re-electing to be taxed as REIT until the fifth subsequent calendar year. If we fail to qualify as a REIT, our operations and our ability to pay distributions to our stockholders would be adversely impacted.

Our investments in debt instruments may cause us to recognize taxable income in excess of cash received related to that income for federal income tax purposes even though no cash payments have been received on the debt instruments.

It is expected that we may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as “market discount” for federal income tax purposes. We may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value, and could cause us to recognize taxable income in excess of cash received related to that income.

In general, we will be required to accrue original issue discount on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument.

In the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, we may be required to accrue interest income with respect to subordinate residential and commercial mortgage-backed securities at the stated rate regardless of when their corresponding cash payments are received.

As a result of these factors, there is a significant risk that we may recognize substantial taxable income in excess of cash available for distribution. In that event, we may need to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which we recognize taxable income in excess of cash received related to that income is recognized.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise).

If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To maintain our REIT status, we may be forced to forego otherwise attractive business or investment opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.

To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investment.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (i) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (ii) we are a “pension-held REIT,” (iii) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (iv) the residual Real Estate Mortgage Investment Conduit interests, or REMICs, we buy (if any) generate “excess inclusion income,” then a portion of the distributions to and, in the case of a stockholder described in clause (iii), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to federal income tax as unrelated business taxable income under the Internal Revenue Code.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders incur and may limit the manner in which we conduct securitizations or financing arrangements.

We may be deemed to be ourselves or make investments in entities that own or are themselves deemed to be taxable mortgage pools. As a REIT, provided that we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities that are not subject to tax on unrelated business income, we will incur a corporate-level tax on a portion of our income from the taxable mortgage pool. In that case, we are authorized to reduce and intend to reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax by the amount of such tax paid by us that is attributable to such stockholder’s ownership.

Similarly, certain of our securitizations or other borrowings could be considered to result in the creation of a taxable mortgage pool for federal income tax purposes. We intend to structure our securitization and financing arrangements as to not create a taxable mortgage pool. However, if we have borrowings with two or more maturities and (i) those borrowings are secured by mortgages or residential or commercial mortgage-backed securities and (ii) the payments made on the borrowings are related to the payments received on the underlying assets, then the borrowings and the pool of mortgages or residential or commercial mortgage-backed securities to which such borrowings relate may be classified as a taxable mortgage pool under the Internal Revenue Code. If any part of our investments were to be treated as a taxable mortgage pool, then our REIT status would not be impaired, provided we own 100% of such entity, but a portion of the taxable income we recognize may be characterized as “excess inclusion” income and allocated among our stockholders to the extent of and generally in proportion to the distributions we make to each stockholder. Any excess inclusion income would:

•	not be allowed to be offset by a stockholder’s net operating losses;
•	be subject to a tax as unrelated business income if a stockholder were a tax-exempt stockholder;
•

be subject to the application of federal income tax withholding at the maximum rate (without reduction for any otherwise applicable income tax treaty) with respect to amounts allocable to foreign stockholders; and

•

be taxable (at the highest corporate tax rate) to us, rather than to our stockholders, to the extent the excess inclusion income relates to stock held by disqualified organizations (generally, tax-exempt companies not subject to tax on unrelated business income, including governmental organizations).

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

The Internal Revenue Service has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the Internal Revenue Service as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We intend to make investments in loans secured by interests in pass-through entities in a manner that complies with the various requirements applicable to our qualification as a REIT. To the extent, however, that any such loans do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the Internal Revenue Service will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through taxable REIT subsidiaries. However, to the extent that we engage in such activities through taxable REIT subsidiaries, the income associated with such activities may be subject to full corporate income tax.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Liquidation of assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Characterization of any repurchase agreements we enter into to finance our investments as sales for tax purposes rather than as secured lending transactions would adversely affect our ability to qualify as a REIT.

We may enter into repurchase agreements with a variety of counterparties to achieve our desired amount of leverage for the assets in which we invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that for federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the Internal Revenue Service could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT if tax ownership of these assets was necessary for us to meet certain income and/or asset tests.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.

In order for us to qualify as a REIT, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, and some entities such as private foundations. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value of our outstanding stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 20% value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.

Our ability to deduct business interest paid or accrued may be limited.

Under the recently enacted tax legislation passed by Congress in December, 2017, and referred to as the Tax Cuts and Jobs Act (“TJIA”), in general, the deductibility of the “net interest” paid or accrued, as applicable, of a business, other than certain small businesses, is limited to 30% of the business’s adjusted taxable income, defined generally to mean business taxable income computed without regard to business interest income or deductions or net operating loss deductions. For tax years beginning after December 31, 2017 and before January 1, 2022, the TCJA calculates adjusted taxable income using a tax EBITDA-based calculation. For tax years beginning January 1, 2022 and thereafter, the calculation of adjusted taxable income will not add back depreciation or amortization.  Interest that is disallowed as a result of this limitation can be carried forward indefinitely.

If we determine that we would be negatively impacted by this rule and provided that we qualify as a “real property trade or business,” an election could be made to permit us to deduct 100% of the interest expense. If such an election is made, the electing “real property trade or business” is thereafter required to use the less favorable alternative depreciation system to depreciate real property used in its trade or business.  Under the TCJA, the alternative depreciation system lives are as follows: 30 years for residential real property (previously 40 years), 40 years for non-residential property (no change), and 20 years for qualified improvement property (previously 40 years).  For this purpose, a “real estate trade or business” is any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage trade or business. We believe that we would qualify as a “real property trade or business”, however, we will not seek a tax opinion of guidance from the IRS with respect to this determination.  There is no statutory provision or other authority grandfathering existing debt from this limitation.

We may be subject to adverse legislative or regulatory tax changes.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Dividends payable by REITs do not qualify for the reduced tax rates but may be eligible for a 20% deduction if received by an individual.

Legislation enacted in 2003 and modified in 2005, 2010 and 2013 generally reduces the maximum tax rate for dividends payable to certain shareholders who are domestic individuals, trusts and estates to 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause certain investors to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. Notwithstanding the foregoing, however, effective January 1, 2018 ordinary income dividends of a REIT (excluding distributions traceable to the dividends paid by a TRS of such REIT), are generally eligible for a 20% deduction from the taxable income of an individual including such dividends in their net taxable income.

Retirement Plan Risks

If the fiduciary of an employee benefit plan subject to ERISA (such as a profit sharing, Section 401(k) or pension plan) or an owner of a retirement arrangement subject to Section 4975 of the Internal Revenue Code (such as an IRA) fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to penalties and other sanctions.

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;
•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;
•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;
•	the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;
•	the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;
•	our stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and
•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

With respect to the annual valuation requirements described above, we will provide an NAV per share for each class of our stock on a quarterly basis. We can make no claim whether such NAV per share will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In addition, the investment transaction must be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Principal Executive Offices

Our principal executive and administrative offices are located in leased space at 110 East 59th Street, New York, New York 10022. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.

Item 3. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2018, we were not involved in any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of March 27, 2019, we had approximately 282,479 shares of common stock outstanding, held by a total of 48 stockholders of record. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop.

On November 30, 2017, the Company filed a registration statement with the SEC on Form S-11 in connection with the Offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in its Primary Offering and up to $250 million in shares pursuant to its DRP. The registration statement was subsequently declared effective by the SEC on May 2, 2018. In addition, on June 28, 2018, the Company satisfied the Minimum Offering Requirement for the Offering as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share.

The Company determines its NAV as of the end of each quarter. As of December 31, 2018, the Company’s NAV was $23.25 per Class A share, $23.25 per Class T share and $23.25 per Class I share. As of March 29, 2019, the per share purchase price for shares of common stock in the Primary Offering was $24.47 per Class A share, $23.72 per Class T share and $23.25 per Class I share. The price for each class of shares of common stock in the Company’s DRP was $23.25. The Company’s board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less applicable Sponsor Support.

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of December 31, 2018, the Company’s total number of authorized shares of common stock was 410,000,000 consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 50,000,000 of Class I authorized common shares. The Company has the right to reallocate the shares of common stock offered between the Primary Offering and the DRP. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares will be lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the Primary Offering.

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

The Company has not received any requests to repurchase any shares of its common stock as of December 31, 2018.

Stockholders

As of March 27, 2019, the Company had sold an aggregate of 274,299 shares of its common stock (consisting of 187,045 Class A shares, 0 Class T shares, and 87,254 Class I shares) in the Offering held by 48 stockholders of record.

Distributions

The Company’s board of directors authorized, and the Company declared, distributions through May 14, 2019, in an amount equal to $ 0.004357260 per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Offering, the Company and CFI entered into a distribution support agreement. The terms of the agreement provide that in the event that cash distributions exceed the Company’s defined modified funds from operations (“MFFO”), defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through May 2, 2020, CFI shall purchase Class I shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the amount from any shares purchased by CFI in order to satisfy the Minimum Offering Requirement).

As of December 31, 2018 and December 31, 2017, the Company has declared distributions of $56,766 and $0, respectively, of which $22,214 and $0, respectively, was unpaid as of the respective reporting dates and has been recorded as distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of December 31, 2018 were paid during January 2019.

The following table provides information regarding distributions declared by the Company as of December 31, 2018.

Year Ended December 31, 2018
Distributions
Paid in cash	$31,184
Payable	22,214
Reinvested in shares	3,368
Total distributions	$56,766

Distribution Reinvestment Plan

We are offering up to $250 million in shares pursuant to our DRP at the then current NAV per share amount.  We reserve the right to reallocate the shares we are offering among our classes of common stock and between the Primary Offering and our DRP. We will not pay any selling commissions, dealer manager fees or distribution fees on shares sold pursuant to our DRP. The amount available for distributions on all Class T shares will be reduced by the amount of distribution fees payable with respect to the Class T shares issued in the Primary Offering. All Class T shares will receive the same per share distributions. We may amend or terminate the DRP for any reason at any time upon 30 days’ notice to the participants. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to the participants. As of December 31, 2018 and December 31, 2017, distributions reinvested pursuant to the Company’s DRP totaled $3,368 and $0, respectively.

Unregistered Sales of Equity Securities

During the year ended December 31, 2018, the Company did not complete any sales of unregistered securities.

Use of Proceeds

On May 2, 2018, the Company’s Registration Statement on Form S-11 (Form No. 333-221814), was declared effective by the SEC. On June 28, 2018, the Company satisfied the Minimum Offering Requirement as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share. As of December 31, 2018, the Company’s NAV was $23.25 per Class A share, $23.25 per Class T share and $23.25 per class I share, plus applicable selling commissions and dealer manager fees. Effective February 25, 2019, the new offering price was $24.47 per Class A share, $23.72 per Class T share and $23.25 per Class I share.

For the year ended December 31, 2018, the Company issued the following shares of common stock and raised the following gross proceeds in connection with the Offering:

	Shares sold	Gross offering proceeds
Offering	161,268	$3,940,551

During this time, the Company also incurred $39,750 in selling commissions net of Sponsor Support in connection with the issuance of our registered securities.

The net proceeds received from the Offering, after deducting the total expenses incurred as described above, were $3,900,801.

During the year ended December 31, 2018, the Company used proceeds of $3,863,509 to originate and subsequently make additional purchases of participation interests in the Investments. The ending cash and cash equivalents balance decreased by $21,750 from December 31, 2017.

Item 6. Selected Financial Data.

The following selected consolidated historical financial data of the Company should be read in conjunction with Part II, Item 1A. — “Risk Factors”, “Forward Looking Statements”, Part II, Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto that appear on pages F-1 to F-25 of this report.

	December 31, 2018	December 31, 2017	December 31, 2016
Operating Data:
Total interest income, net	$71,902	$—	$—
Total operating expenses	(178,224)	—	—
Net loss	$(106,322)	$—	$—

Per Share Data:
Net loss per share of common stock	$(1.77)	$—	$—
Distributions declared per share of common stock	$0.004357260	$—	$—

Balance Sheet Data:
Total assets	$25,255,468	$201,001
Total liabilities	$21,355,711	$—
Total equity	$3,899,757	$201,001

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about the Company’s business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those in this discussion as a result of various factors, including, but not limited to, those discussed under Part, I. Item 1A— “Risk Factors” in this Annual Report on Form 10-K.

Overview

The Company is a Maryland corporation that intends to qualify as a REIT. The Company is externally managed by the Advisor, a Delaware limited liability company and wholly-owned subsidiary of the Company’s sponsor, CFI. The Company focuses on originating mortgage and mezzanine loans secured mainly by commercial real estate located primarily in the U.S., United Kingdom, and other European Countries. The Company may also invest in commercial real estate securities and properties. Commercial real estate investments may include mortgage loans, subordinated mortgage and non-mortgage interests, including preferred equity investments and mezzanine loans, and participations in such instruments. Commercial real estate securities may include CMBS, unsecured debt of publicly traded REITs, debt or equity securities of publicly traded real estate companies and structured notes.

The Company was incorporated in the State of Maryland on January 19, 2016.

The Company plans to own substantially all of its assets and conduct its operations through the Operating Partnership. The Company is the sole general partner and limited partner of the Operating Partnership and CFI’s wholly owned subsidiary, the Special Unit Holder, is the sole special unit holder of the Operating Partnership.

On January 22, 2016, the Company was capitalized with a $200,001 investment by CFI. The Company’s Registration Statement for the Offering was declared effective by the SEC on May 2, 2018. As of June 28, 2018, the Company satisfied the Minimum Offering Requirement as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share. As of March 27, 2019, the Company had sold 186,633 Class A shares, 0 Class T shares, and 87,131 Class I shares of common stock in the Primary Offering, as well as 412 Class A shares, 0 Class T shares, and 123 Class I shares in the DRP for aggregate net proceeds of $6,528,787.

The Company determines its NAV as of the end of each quarter. NAV, as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O Costs (as defined below), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. The board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less Sponsor Support, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company intends to publish any adjustment to the NAV and the corresponding adjustments to the offering prices of its shares ordinarily within 45 days after the end of the applicable fiscal quarter. As of December 31, 2018, the Company’s NAV was $23.25 per Class A share, $23.25 per Class T share and $23.25 per Class I share. Accordingly, effective February 25, 2019, the new offering price was $24.47 per Class A share, $23.72 per Class T share and $23.25 per Class I share. For further discussion of the Company’s NAV calculation, please see “Net Asset Value”.

As of December 31, 2018, the Company had made the following Investments:

•

The Company originated, through RIT Lending, the Delshah Loan to the Mezzanine Borrower, an affiliate of Delshah, for the acquisition of a 28-property multifamily portfolio by Delshah located in Brooklyn and Manhattan, NY.

•

The Company also originated, through RIT Lending, the East 12th Street Loan to the East 12th Street Mezzanine Borrower, an affiliate of Delshah, for the acquisition of a multifamily property by Delshah located in Manhattan, NY.

The Company has no direct employees and has retained the Advisor to manage its affairs on a day-to-day basis. The Advisor’s responsibilities include, but are not be limited to, providing real estate-related services, including services related to originating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. The Advisor is a wholly owned subsidiary of CFI and therefore, the Advisor and CFI are related parties. The Advisor and its affiliates receive, as applicable, compensation, fees and expense reimbursements for services related to the investment and management of the Company’s assets. Such affiliated entities receive fees, expense reimbursements, and distributions (related to ownership of the Company’s common stock) as well as other compensation during the offering, acquisition, operational and liquidation stages.

The Company is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in this Annual Report.

Operating Highlights

2018 Activity

•	Originated the Delshah Loan in the amount of $18.00 million to the Mezzanine Borrower and, on the date of origination, sold participation interest in the Delshah Loan of $17.10 million to CFI.
•

Originated the East 12th Street Loan in the amount of $8.99 million to the East 12th Street Mezzanine Borrower by initially funding $6.83 million of the loan. On the date of origination, the Company sold participation interest in the East 12th Street Loan of $5.44 million to CFI.

•	Issued approximately 161,268 shares of common stock in the Offering for gross proceeds of approximately $3.94 million.

Portfolio Information

NYC Multi-family Portfolio Mezzanine Loan

On September 21, 2018, the Company, through a subsidiary of the Operating Partnership, RIT Lending (the “Lender”), originated the Delshah Loan to the Mezzanine Borrower, an affiliate of Delshah, for the acquisition of the Portfolio. The fee simple interest in the Portfolio is held by DS Brooklyn Portfolio Owner LLC, a single purpose limited liability company (the “Senior Borrower”) of which the Mezzanine Borrower owns 100% of the membership interests.

The following table provides certain information about the Delshah Loan:

Loan Type	Loan Amount	Loan Term	Coupon	Amortization	Loan-to- Value(1)
Mezzanine Loan	$18,000,000	10 years	9.10% subject to a potential increase in year six	Interest only	83.14%
Note:	(1) Loan-to-Value is calculated as of the date the Delshah Loan was originated.

533 East 12th Street, New York, NY Mezzanine Loan

On November 1, 2018, the Company, through RIT Lending, originated the East 12th Street Loan to the East 12th Street Mezzanine Borrower, an affiliate of Delshah, for the acquisition of the East 12th Street Property. The fee simple interest in the East 12th Street Property is held by DS 531 E. 12th Owner LLC, a single purpose limited liability company (the “East 12th Street Senior Borrower”) of which the East 12th Street Mezzanine Borrower owns 100% of the membership interests.

The following table provides certain information about the East 12th Street Loan:

Loan Type	Loan Amount	Initial Funding	Loan Term	Coupon	Amortization	Loan-to- Value(1)
Mezzanine Loan	$8,990,000	$6,830,000	3 years with two, 1-year extension options	LIBOR+9.25%	Interest only	84.28%
Note:	(1) Loan-to-Value is calculated as of the date the East 12th Street Loan was originated and only includes amounts funded on the date of origination.

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

$6,830,000 of the East 12th Street Loan was funded at closing, and $1,660,000 of the East 12th Street Loan was withheld and will be advanced to the extent the East 12th Street Property generates sufficient cash flow to fully cover payment of interest on the East 12th Street Loan. The remaining portion of the East 12th Street Loan, $500,000, will remain unfunded and will be advanced to pay for capital expenditure and marketing costs associated with the East 12th Street Property and approved by RIT Lending. No interest will accrue on the unfunded amounts.

On December 1, 2018, the Company along with CFI, advanced $56,944 to cover the interest shortfall on the East 12th Street Loan, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $1,603,056. At December 31, 2018, the total funded amount for the East 12th Street Loan was $6,886,944, and the portion of the East 12th Street Loan withheld for capital expenditure and marketing costs was unchanged from the initial balance of $500,000.

Loan Participations Sold

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

As of December 31, 2018, the Company had repurchased participation interests in the Delshah Loan from CFI in the amount of $400,000, increasing the Company’s total interest to $1,300,000 and representing a 7.22% ownership interest in the Delshah Loan.

East 12th Street Loan Participation Agreement

In connection with the origination of the East 12th Street Loan, the Lender entered into the East 12th Street Loan Participation Agreement with CFI. The Company, through the Lender, originated the East 12th Street Loan with (i) cash from the Offering equivalent to a 20.42% participation interest in the amount of $1,395,000 in the East 12th Street Loan and (ii) proceeds from the sale to CFI of a 79.58% participation interest in the amount of $5,435,000 in the East 12th Street Loan, at closing. The Company intends, but is not obligated, to purchase the remaining 79.58% of the participation interest in the East 12th Street Loan from CFI at a purchase price equivalent to the amount paid for the participation interest by CFI. The East 12th Street Loan Participation Agreement provides that participation certificates sold to CFI represent an undivided beneficial ownership interest in the East 12th Street Loan. The East 12th Street Loan Participation Agreement also specifies the parties’ respective rights with respect to the East 12th Street Loan. The transactions with CFI were approved by the Company’s board of directors, including by the majority of its independent directors.

As of December 31, 2018, the Company had repurchased participation interests in the East 12th Street Loan from CFI in the amount of $1,150,000, increasing the Company’s total interest to $2,563,509 and representing a 37.22% ownership interest in the East 12th Street Loan.

In accordance with ASC 860, the sales of participation interests in the Investments of $21,023,435 do not qualify as sales under GAAP. As such, the Company presents the gross amount of the Investments as an asset and the Loan participations sold as a liability on the consolidated balance sheet. The gross presentation of Loan participations sold does not impact stockholders’ equity or net income.

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

The Advisor has agreed to pay for all of the O&O Costs on the Company’s behalf through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap (as defined below). The Company will begin reimbursing the Advisor for such costs ratably over the 36 months following the Escrow Break Anniversary; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs to be paid to the Advisor to exceed 1% of gross offering proceeds of the Offering (the “1% Cap”) as of such reimbursement date. As of December 31, 2018, December 31, 2017 and December 31, 2016, the Advisor had incurred $4,587,373, $2,874,210 and 1,233,414, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The Company’s obligation is limited to the 1% Cap less any reimbursement payments made by the Company to the Advisor for O&O costs incurred, which at December 31, 2018 and December 31, 2017 was $39,406 and $0, respectively, and is included within Due to related parties in the accompanying consolidated balance sheets. As of December 31, 2018, December 31, 2017 and December 31, 2016, organizational costs of $449, $0 and $0, respectively, were expensed and included within general and administrative expenses and offering costs of $38,957, $0 and $0, respectively, were charged to stockholders’ equity. The Company’s reimbursement liability for these amounts will be paid ratably over 36-months beginning on the Escrow Break Anniversary.

Acquisition Expenses. The Company does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of December 31, 2018.

Origination Fees. The Company will pay the Advisor up to 1.0% of the amount funded by the Company to originate commercial real estate-related loans, but only if and to the extent there is a corresponding fee paid by the borrower to the Company. During the year ended December 31, 2018, the Mezzanine Borrower and East 12th Street Borrower paid the Company a combined total of $112,450 of origination fees in connection with the Investments, which the Company paid to the Advisor.

Asset Management Fees. Asset management fees are due to the Advisor and consist of monthly fees equal to one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment. For the year ended December 31, 2018, the Company incurred asset management fees of $8,524. The asset management fee related to the month of December 2018 of $3,730 is unpaid as of December 31, 2018 and has been included within Due to related parties on the consolidated balance sheet. There were no asset management fees incurred during the year ended December 31, 2017 or the period ended December 31, 2016. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. The Company and the Advisor entered into an amended and restated advisory agreement (the “Advisory Agreement”). Effective beginning in the third quarter of 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses.

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning on October 1, 2019, the Company will be subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2019, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. As of December 31, 2018, the Company has accrued but not reimbursed any of the $108,485 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

In addition, the Advisory Agreement provides that all or a portion of the operating expenses, which have not been previously paid by the Company or invoiced by the Advisor may be in the sole discretion of the Advisor: (i) waived by the Advisor, (ii) reimbursed to the Advisor in any subsequent quarter or (iii) reimbursed to the Advisor in connection with a liquidity event or termination of the Advisory Agreement, provided that the Company has fully invested the proceeds from the Offering and the stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on their invested capital. Any reimbursement of operating expenses remains subject to the limitations described above and the limitations and the approval requirements relating to the 2%/25% Guidelines.

For the years ended December 31, 2018 and December 31, 2017, and the period ended December 31, 2016, the Company has incurred operating expenses reimbursable to its Advisor of $108,485, $0 and $0, respectively, consisting of $98,992, $0 and $0, respectively, included within general and administrative expenses on the accompanying consolidated statements of operations, and $9,493 and $0, respectively, included within prepaid expenses on the accompanying consolidated balance sheets as of December 31, 2018 and December 31, 2017.

Reimbursable operating expenses include personnel and related employment costs incurred by the Advisor or its affiliates in performing the services described in the Advisory Agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At December 31, 2018, all of these expenses remain unpaid.

As of December 31, 2018, the total amount of unreimbursed operating expenses was $1,194,703. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the year ended December 31, 2018 which were not invoiced to the Company amounted to $1,086,286.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of December 31, 2018, December 31, 2017 and December 31, 2016, no disposition fees have been incurred by the Company.

Selling Commissions and Dealer Manager Fees

Cantor Fitzgerald & Co., the Dealer Manager, is a registered broker-dealer affiliated with CFI. The Company entered into the dealer manager agreement with the Dealer Manager and is obligated to pay various commissions and fees with respect to the Class A, Class T and Class I shares distributed in the Offering. For providing such services, the Dealer Manager receives fees. CFI is required to pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares, Class T shares, and Class I shares, incurred in connection with the Offering. The Company will reimburse CFI for these costs (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital.

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

As of December 31, 2018, the Company had not sold any Class T shares in the Offering, and as such, had not incurred any distribution fees.

The following table summarizes the above mentioned fees and expenses incurred by the Company for the year ended December 31, 2018:

		Due to related party as of	Year ended December 31, 2018		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2017	Incurred	Paid	December 31, 2018
Management Fees
Asset management fees	Management fees	$—	$8,524	$4,794	$3,730
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	—	98,992	—	98,992
Operating expenses(1)	Prepaid expenses	—	9,493	—	9,493
Organization expenses(2)	General and administrative expenses	—	449	—	449
Offering costs(2)	Additional paid-in capital	—	38,957	—	38,957
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	39,750	39,750	—
Total		$—	$196,165	$44,544	$151,621
Note:

(1) As of December 31, 2018, the Advisor has incurred, on behalf of the Company, a total of $1,194,703 in Unreimbursed Operating Expenses, including a total of $1,086,286 during the year ended December 31, 2018 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of December 31, 2018, the Advisor has incurred, on behalf of the Company, a total of $4,587,373 of O&O Costs, of which the Company’s obligation is limited to $39,406, pursuant to the 1% Cap.

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

As of December 31, 2018, CFI has invested $2,200,001 in the Company through the purchase of 88,180 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 80,000 Class I shares for an aggregate purchase price of $2,000,000). CFI has agreed to abstain from voting any shares it acquires in any vote for the election of directors or any vote regarding the approval or termination of any contract with CFI or any of its affiliates.

Sponsor Support

Our sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by us or by the Advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital. As of December 31, 2018, CFI has paid Sponsor Support totaling $53,564.

Results of Operations

The Company commenced its principal operations upon successfully meeting its Minimum Offering Requirement on June 28, 2018. The Company is dependent upon the proceeds from the Offering in order to conduct its investment activities and intends to make investments with the capital received from the Offering.

Revenues

The Company’s revenues consist solely of net interest income earned from the Investments. The increase of $71,902 for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was due to the origination of the Investments. There was no interest income earned during the year ended December 31, 2017 or the period ended December 31, 2016.

General and Administrative Expenses

The Company’s general and administrative expenses consist primarily of operating expense reimbursements to the Advisor, as well as compensation to the Company’s independent board of directors relating to pro-rated annual compensation as well as attendance at a board of directors’ meeting. For the years ended December 31, 2018 and December 31, 2017, and the period ended December 31, 2016, the Company incurred general and administrative expenses of $169,700, $0 and $0, respectively.

Management Fees

Pursuant to the Advisory Agreement with the Advisor and based upon the amount of Company’s current investments, the Company is required to pay the Advisor a monthly asset management fee and may pay a monthly property management fee for providing real estate-related services, including services related to originating investments and negotiating financing, as needed. The asset management fees of $8,524 incurred during the year ended December 31, 2018, were related to the origination of the Investments. There were no asset management fees incurred during the year ended December 31, 2017 and the period ended December 31, 2016.

Selected Quarterly Financial Data (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2018 and 2017.

	March 31,	June 30,	September 30,	December 31,
	2018
Operating Data:
Total interest income, net	$—	$—	$2,048	$69,854
Total operating expenses	(5,223)	(114,448)	(29,760)	(28,793)
Net income (loss)	$(5,223)	$(114,448)	$(27,712)	$41,061

Per Share Data:
Net income (loss) per share of common stock	$(0.64)	$(10.57)	$(0.31)	$0.31
Distributions declared per share of common stock	$—	$—	$0.004357260	$0.004357260

	March 31,	June 30,	September 30,	December 31,
	2017
Operating Data:
Total interest income, net	$—	$—	$—	$—
Total operating expenses	—	—	—	—
Net income (loss)	$—	$—	$—	$—

Per Share Data:
Net income (loss) per share of common stock	$—	$—	$—	$—
Distributions declared per share of common stock	$—	$—	$—	$—

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

The following table presents a reconciliation of FFO to net loss:

Year Ended December 31, 2018
Net Loss	$(106,322)
Adjustments:
None	—
Funds from Operations	$(106,322)

The following table presents a reconciliation of FFO to MFFO:

Year Ended December 31, 2018
Funds from Operations	$(106,322)
Adjustments:
Other real estate investment related amortization	18,907
Organization expenses	449
Modified Funds from Operations	$(86,966)

Net Asset Value

On February 12, 2019, the Company’s board of directors approved an estimated NAV as of December 31, 2018 of $23.25 per share for Class A and Class I shares (there were no Class T shares outstanding as of December 31, 2018). The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

In performing the calculation of the estimated NAV per share, Stanger observed that the Company had originated two loans as of December 31, 2018, and that the Company’s NAV was comprised of cash and equivalents plus its interests in the Delshah Loan and the East 12th Street Loan, amounts due from related party and prepaid expense less accrued expenses, distributions payable and due to related party (excluding amounts owed to the Advisor for reimbursement of O&O consistent with the Company’s valuation procedures), as identified on the Company’s balance sheet. Stanger also considered any other amounts due to the Advisor or affiliates for repayment of Sponsor Support or amounts due to the Special Unit Holder upon a liquidation of the Company, for which no amounts were due as of December 31, 2018. There can be no assurance that a stockholder would realize $23.25 per share of Class A and I common stock if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s December 31, 2018 NAV does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O, and any operating expenses that have not been invoiced by the Advisor. The Company believes that the methodology of determining the Company’s NAV conforms to the Investment Program Association’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The purchase price per share for each class of the Company’s common stock will generally equal the prior quarter’s NAV per share, as determined quarterly, plus applicable selling commissions and dealer manager fees. The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares. While no Class T shares were outstanding as of December 31, 2018, the purchase price per share for Class T shares will be equal to the December 31, 2018 NAV per share of $23.25, plus applicable selling commissions and dealer manager fees.

Delshah Loan and East 12th Street Loan

In accordance with the Company’s valuation procedures, the Delshah Loan was included in the determination of NAV at its estimated fair market value as of December 31, 2018, as determined by Stanger, and the East 12th Street Loan was included in the determination of NAV at its origination amount, as adjusted to reflect the Company’s interests in the Delshah Loan and the East 12th Street Loan, respectively, as of December 31, 2018. The Delshah Loan’s estimated value was based upon taking the loan payments over the remaining anticipated term of the Delshah Loan and discounting such payments to present value at a discount rate range equal to the current estimated market interest rate on financing similar to the Delshah Loan. Specifically, it was determined that the current market interest rate for the Delshah Loan equaled its contractual interest rate (9.23%) and, therefore, the Delshah Loan’s estimated fair market value equaled the current balance outstanding as of December 31, 2018 ($18,000,000, or $1,300,000 net of Loan participations sold). The origination amount for the East 12th Street Loan is equal to the net amount (i.e. Commercial mortgage loans, held for investment less Loan participations sold as related to the East 12th Street Loan) on the Company’s December 31, 2018 balance sheet, determined in accordance with U.S. GAAP, or $2,563,509.

The following table provides a breakdown of the major components of the Company’s NAV:

Components of NAV	December 31, 2018
Cash and cash equivalents	$179,251
Commercial mortgage loans, held for investment(1)	3,863,509
Due from related party	10,012
Accrued interest receivable	169,768
Prepaid expenses	9,493
Accounts payable and accrued expenses	(22,384)
Distribution payable	(22,214)
Due to related party(2)	(112,215)
Other liabilities	(136,057)
Net Asset Value	$3,939,163
Number of outstanding shares	169,448

Note:	(1) Reflects the Company’s interest in the Delshah Loan and the East 12th Street Loan.
(2) Excluding $39,406 due to Advisor for reimbursement of O&O Costs, as described below.

NAV Per Share	Class A Shares	Class T Shares	Class I Shares	Total
Total Gross Assets at Fair Value	$2,055,700	$—	$2,176,333	$4,232,033
Due to related party	(54,508)	—	(57,707)	(112,215)
Other liabilities	(87,752)	—	(92,903)	(180,655)
Quarterly NAV	$1,913,440	$—	$2,025,723	$3,939,163
Number of outstanding shares	82,309	—	87,139	169,448
NAV per share	$23.25	$23.25	$23.25

The following table reconciles stockholder’s equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholder's Equity to NAV	December 31, 2018
Stockholder's equity under U.S. GAAP	$3,899,757
Adjustments:
Organization and offering costs	39,406
NAV	$3,939,163

The following details the adjustments to reconcile U.S. GAAP stockholder’s equity to the Company’s NAV:

Organization and offering costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the first anniversary of the date on which the Company satisfies the Minimum Offering Requirement, which will be June 28, 2019 (the “Escrow Break Anniversary”). Such costs will be reimbursed to the Advisor, ratably, by the Company, over 36 months beginning on June 29, 2019, subject to the 1% Cap. After June 28, 2019, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Under U.S. GAAP, the Company's reimbursement liability pertaining to the O&O costs is included with Due to related party in the Company's consolidated balance sheet. For NAV, such costs will be recognized as a reduction in NAV as they are reimbursed.

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to the Company’s December 31, 2018 NAV for the changes in the effective contractual interest rates for the Delshah Loan and East 12th Street Loan, respectively:

Sensitivity Analysis	Range of NAV (Class A, I & T)
	Low	Concluded	High
Estimated Per Share NAV	$22.89	$23.25	$23.61
Estimated Market Interest Rate(1) - Delshah Loan	9.69%	9.23%	8.77%
Effective Contractual Interest Rate - East 12th Street Loan	12.52%	11.92%	11.33%
Note:	(1) As of December 31, 2018, the market interest rate was determined to be equal to the contractual interest rate for the Delshah Loan.

Liquidity and Capital Resources

The Company is dependent upon the net proceeds from the Offering to conduct its principal operations. The Company will obtain the capital required to originate mortgage loans and conduct its operations from the proceeds of the Offering, any future offerings, from secured or unsecured financings from banks and other lenders and from any undistributed funds from its operations.

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

The Company expects to use debt financing as a source of capital. The Company’s charter limits the Company from incurring debt if the Company’s borrowings exceed 300% of the cost of the Company’s net assets, which is estimated to approximate 75% of the cost of its tangible assets (before deducting depreciation or other non-cash reserves), though the Company may exceed this limit under certain circumstances. Once the Company has fully deployed the proceeds of the Offering, the Company expects its debt financing and other liabilities may likely be approximately 50% of the cost of its tangible assets (before adjusting for depreciation or other non-cash reserves), although it may exceed this level during the offering stage. As of December 31, 2018, the Company’s debt to tangible assets ratio was 7.9%.

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

The Company anticipates that over time adequate cash will be generated from operations to fund its operating and administrative expenses, continuing debt service obligations and the payment of distributions. However, the Company’s ability to finance its operations is subject to some uncertainties. The Company’s ability to generate working capital is dependent on its ability to make investments that generate cash flow. In general, the Company policy is to pay distributions from cash flow from operations, but should operations not be sufficient to fund cash distributions, the Company has entered into a distribution support agreement with CFI to purchase up to $5 million in Class I shares from the Company (less the amount of any shares purchased by CFI in order to satisfy the Minimum Offering Requirement, to provide additional cash support distributions (the “Distribution Support Agreement”). However, if the Company has not generated sufficient cash flow from its operations and other sources, such as from the Distribution Support Agreement, or the Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, the Company may use the proceeds from the Offering for such purposes.

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Year Ended December 31, 2018
Cash flows from operating activities	$(24,939)
Cash flows from investing activities	(3,863,509)
Cash flows from financing activities	3,866,698
Decrease in cash and cash equivalents	$(21,750)

Operating Activities

Net cash used in operating activities was $24,939 during the year ended December 31, 2018, resulting from a decrease in net loss of $106,322 offset by an increase in working capital accounts of $81,383.

Investing Activities

Cash used in investing activities was $3,863,509 during the year ended December 31, 2018, resulting from the origination of the Delshah Loan and East 12th Street Loan offset by loan participations sold to CFI.

Financing Activities

Cash provided by financing activities was $3,866,698 during the year ended December 31, 2018 resulting from the proceeds received from the Offering.

For the year ending December 31, 2017 and the period ending December 31, 2016, the Company had not commenced its principal operations and, as such, comparative results have not been analyzed.

Distributions

The Company’s board of directors authorized, and the Company declared, distributions through May 14, 2019, in an amount equal to $0.004357260 per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

The following table summarizes our distributions declared during the year ended December 31, 2018.

	Year Ended December 31, 2018
	Amount	Percent
Distributions
Paid in cash	$31,184	55%
Payable	22,214	39%
Reinvested in shares	3,368	6%
Total distributions	$56,766	100%
Sources of Distributions:
Operating cash flows	$—	0%
Offering proceeds pursuant to Distribution Support Agreement	—	0%
Offering proceeds	56,766	100%
Total sources of distributions	$56,766	100%

During the year ended December 31, 2018, the Company declared $56,766 of distributions to its shareholders, $22,214 of which was unpaid at December 31, 2018, compared to the Company’s total negative aggregate MFFO of $86,966 and the Company’s total aggregate net loss of $106,322 for that period.

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

Reimbursement of Organization and Offering Costs

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the Escrow Break Anniversary. The Company will not be required to reimburse the Advisor for payment of the O&O Costs prior to the Escrow Break Anniversary. Following the Escrow Break Anniversary, the Company will reimburse the Advisor for payment of the O&O Costs ratably over a 36-month period; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap as of such payment date. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. Any amounts not reimbursed in any period shall be included in determining any reimbursement for a subsequent period.

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

Voting Interest Entities

A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the Company has a majority voting interest in a voting interest entity, the entity will generally be consolidated. The Company will not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party. The Company performs on-going reassessments of whether entities previously evaluated under the voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework, and vice versa.

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

Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments are accounted for in accordance with ASC 323. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of December 31, 2018, the Company did not have any investments in real-estate related assets, and as such, no impairment has been identified.

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

Revenue Recognition

Commercial Mortgage Loans, Held for Investment

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

Commercial Mortgage Loans, Held for Investment

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

Income Taxes

The Company accounts for income taxes using the asset and liability method as prescribed in U.S. GAAP guidance, Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

As of December 31, 2018, the Company is subject to income tax in the U.S. federal as well as certain state and local jurisdictions. For tax years beginning after December 31, 2018, the Company intends to elect to be taxed as a REIT and to comply with the related provisions under the Internal Revenue Code of 1986, as amended. The Company expects to have little or no taxable income prior to electing REIT status. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. GAAP).  As a REIT, the Company will not be subject to U.S. federal income tax with respect to the portion of the Company’s income that meets certain criteria and is distributed annually to stockholders. The Company intends to operate in a manner that allows it to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The Company will monitor the business and transactions that may potentially impact the Company’s REIT status. If the Company were to fail to meet these requirements, it could be subject to U.S. federal tax on the Company’s taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company would also be disqualified for the four taxable years following the year during which qualification was lost unless the Company was entitled to relief under specific statutory provisions.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The ASU replaced certain previously existing revenue recognition guidance. Beginning January 1, 2018, companies are required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also includes additional disclosure requirements. The new revenue recognition guidance does not apply to revenues associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, and as a result, it did not have an impact on the elements of the Company’s consolidated statements of operations most closely associated with financial instruments, including revenues from Interest income. The new standard could be adopted either retrospectively to prior reporting periods presented or as a cumulative effect adjustment as of the date of adoption. The Company adopted the new guidance on its required effective date of January 1, 2018 using the modified retrospective transition method applied to contracts that were not completed as of the adoption date. Accordingly, the new revenue standard is applied prospectively in the Company’s financial statements from January 1, 2018 onward and reported financial information for historical comparable periods is not revised and continues to be reported under the accounting standards in effect during those historical periods. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which makes changes to how cash receipts and cash payments are presented and classified in the Company’s consolidated statements of cash flows. The new standard became effective for the Company beginning January 1, 2018 and required adoption on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated statements of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statements of cash flows present the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The new standard became effective for the Company beginning January 1, 2018 and required adoption on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of providing additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard became effective for the Company beginning January 1, 2018 and is applied on a prospective basis.  The adoption of this guidance did have an impact on the Company’s consolidated financial statements.

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with previous U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures required by ASC 840 for all periods presented under that standard. Further, ASU No. 2018-11 contains a new practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. The guidance in ASUs 2016-02, 2018-10, 2018-11 and 2018-20 was effective beginning January 1, 2019. The Company adopted the standards on their required effective date and used the effective date as the date of initial application. As a result, pursuant to this transition method financial information was not updated and the disclosures required under the new leases standards were not provided for dates and periods before January 1, 2019. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination, the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Further, based on the amended guidance for available-for-sale debt securities, the Company will be required to use an allowance approach to recognize credit impairment, with the allowance to be limited to the amount by which the security’s fair value is less than its amortized cost basis; may not consider the length of time fair value has been below amortized cost; and may not consider recoveries of fair value after the balance sheet date when assessing whether a credit loss exists. The new standard will become effective for the Company beginning January 1, 2020, under a modified retrospective approach, and early adoption is permitted. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to clarify that operating lease receivables accounted for under ASC 842, Leases, are not in the scope of the new credit losses guidance, and, instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. The amendments in this ASU are required to be adopted concurrently with the guidance in ASU No. 2016-13. Management is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements. Given the objective of the new standard, it is generally expected allowances for credit losses for the financial instruments within its scope would increase, however, the amount of any change will be dependent on the composition and quality of the Company’s portfolios at the adoption date as well as economic conditions and forecasts at that time.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The guidance is part of the FASB’s disclosure framework project, whose objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements. The ASU eliminates, amends and adds certain disclosure requirements for fair value measurements. The FASB concluded that these changes improve the overall usefulness of the footnote disclosures for financial statement users and reduce costs for preparers. The new standard will become effective for the Company beginning January 1, 2020 and early adoption is permitted for eliminated and modified fair value measurement disclosures. Certain disclosures are required to be applied prospectively and other disclosures need to be adopted retrospectively in the period of adoption. As permitted by the transition guidance in the ASU, the Company early adopted eliminated and modified disclosure requirements as of September 30, 2018 and plans to adopt the remaining disclosure requirements effective January 1, 2020. The adoption of this standard did not impact the Company’s consolidated financial statements. See Note 9 — Fair Value Measurements for additional information.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance was issued in response to stakeholders’ observations that Topic 810, Consolidation, could be improved in the areas of applying the VIE guidance to private companies under common control and in considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The new standard will become effective for the Company beginning January 1, 2020, with early adoption permitted, and must be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. Management is currently evaluating the impact of the new guidance on determining whether a decision-making fee is a variable interest on the Company’s consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

As of December 31, 2018, the Company does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Subsequent Events

Purchase of Additional Participation Interests and Interest Shortfall - East 12th Street Loan

Subsequent to December 31, 2018, the Company repurchased participation interests in the East 12th Street Loan from CFI in the amount of $2,450,000. As of March 29, 2019, the Company’s total interest in the East 12th Street Loan was 72.30%.

Subsequent to December 31, 2018, the Company and CFI advanced $200,979 to cover the interest shortfall on the East 12th Street Loan. As of March 29, 2019, the total funded amount of the East 12th Street Loan was $7,087,923.

Status of the Offering

As of March 27, 2019, the Company had sold an aggregate of 274,299 shares of its common stock (consisting of 187,045 Class A shares, 0 Class T shares, and 87,254 Class I shares) in the Offering resulting in net proceeds of $6,528,787 to the Company as payment for such shares.

Distributions

On February 12, 2019, the board of directors authorized, and the Company declared, distributions for the period from February 15, 2019 to May 14, 2019, in an amount equal to $0.004357260 per day per share (or approximately $1.59 on an annual basis). Distributions will be payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure will be interest rate risk with respect to its indebtedness, credit risk and market risk with respect to use of derivative financial instruments for hedging purposes and foreign currency risk relating to investments made outside of the United States. As of December 31, 2018, the Company had no borrowings and has not used any derivative financial instruments.

Interest Rate Risk

As of December 31, 2018, the Company had originated a floating rate commercial mortgage loan, held for investment in the amount of $8,990,000, the East 12th Street Loan, that is exposed to interest rate changes in LIBOR. The loan is subject to an interest rate floor to mitigate some of the negative impact interest rates would have on the Company’s consolidated financial statements. As of December 31, 2018, the increase in LIBOR has had a positive effect on the Company’s net loss.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-25. See accompanying Index to the Consolidated Financial Statements on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, the CEO and CFO have concluded that the disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by SEC rules for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are set forth below.

Name	Age	Positions
Howard W. Lutnick	57	Chairman of the Board of Directors, Chief Executive Officer and President
Steven Bisgay	52	Director, Chief Financial Officer and Treasurer
Robert J. Hochberg	56	Independent Director
Christopher P. Yoshida	41	Independent Director
Emanuel Stern	56	Independent Director

Howard W. Lutnick. Mr. Lutnick has served as our Chairman and Chief Executive Officer since February 2017 and as our President since January 2018. Mr. Lutnick also has served as our Chief Executive Officer and the Chief Executive Officer of our Advisor since May 2017. Since February 2017, Mr. Lutnick has served as the Chairman and Chief Executive Officer of Rodin Global Property Trust, Inc. and as the Chief Executive Officer of Rodin Global Property Advisors, LLC. Mr. Lutnick is also the Chairman of Newmark Group, Inc. (which operates as Newmark Knight Frank), one of the world’s leading real estate advisory firms. He joined Cantor in 1983 and was named President and Chief Executive Officer in 1991 and Chairman in 1996. Mr. Lutnick is also the Chairman and Chief Executive Officer of BGC Partners, Inc., a leading global brokerage company servicing the financial and real estate markets. Mr. Lutnick holds a degree in economics from Haverford College. He is a member of the boards of the Zachary and Elizabeth M. Fisher Center for Alzheimer’s Disease Research at Rockefeller University, National September 11 Memorial & Museum, and The Partnership for New York City. Mr. Lutnick received the Department of the Navy’s Distinguished Public Service Award, the highest honor granted by the Navy to non-military personnel. We believe that Mr. Lutnick’s extensive experience supports his appointment to our board of directors.

Steven Bisgay. Mr. Bisgay has been our director since May 2016 and our Chief Financial Officer and Treasurer and Chief Financial Officer and Treasurer of our Advisor since January 2016. Since May 2016, Mr. Bisgay has served as a director and as the Chief Financial Officer and Treasurer of Rodin Global Property Trust, Inc., and since February 2016, he has served as the Chief Financial Officer of Rodin Global Property Advisors, LLC. Mr. Bisgay also has served as Chief Financial Officer of Cantor Fitzgerald & Co. since February 2015 and is responsible for all financial operations, including accounting, finance, regulatory reporting, treasury and financial planning and analysis, and taxes, as well as credit and market risk management. Mr. Bisgay has more than 30 years of experience in the securities and financial services industry. Prior to joining Cantor Fitzgerald & Co., Mr. Bisgay was the Chief Financial Officer of KCG Holdings from July 2013 to September 2014. Before his appointment as Chief Financial Officer, he served as Knight Capital Group, Inc.’s Executive Vice President, Chief Operating Officer from October 2012 to July 2013, and Chief Financial Officer from August 2007 to July 2013. Prior to these positions, Mr. Bisgay served as Senior Manager at PricewaterhouseCoopers LLP. He has also served on the Board of Managers of Direct Edge Holdings LLC, until its merger with BATS Global Markets, Inc. Mr. Bisgay is a Certified Public Accountant and holds a Bachelor of Science in Accounting from Binghamton University (S.U.N.Y.) and a Master of Business Administration from Columbia University. He also is registered with FINRA and holds a Series 27 Financial Operations Principal License. We believe that Mr. Bisgay’s extensive experience in the financial services industry supports his appointment to our board of directors.

Independent Directors

Robert J. Hochberg. Mr. Hochberg has served as our director since March 2018. Mr. Hochberg is currently President and Chief Executive Officer of Numeric Computer Systems, Inc. Mr. Hochberg has served as President since June 1984 and as Chief Executive Officer since November 1994. Numeric Computer Systems is a global software company with offices in New York, San Juan, Auckland, Jakarta and Sydney. Mr. Hochberg is a graduate of Vassar College where he received a Bachelor of Arts in Economics. We believe that Mr. Hochberg’s extensive experience in business management supports his appointment to our board of directors.

Christopher P. Yoshida. Mr. Yoshida has served as our director since March 2018. Mr. Yoshida is currently a senior advisor at the Carlyle Group. Prior to this, he was the Chief Strategy, Sales & Marketing Officer at trueEX LLC, a leading interest rate trading platform with offices in New York, London and Singapore. Prior to joining trueEX in April 2017, Mr. Yoshida was a managing director at Deutsche Bank from September 2014 to March 2016. At Deutsche Bank, Mr. Yoshida was Global Head of Interest Rate Distribution, Listed Derivatives and Markets Clearing, Head of Securitized Product Sales – Americas and a member of the Global ICG Executive Committee. Prior to Deutsche Bank, Mr. Yoshida was a managing director at Morgan Stanley International from May 2012 to August 2014, where he was EMEA Head of Rates Distribution and a member of the EMEA FICC Operating Committee. Mr. Yoshida has served as a senior advisor to the Kairos Society since March 2016 and served as a member of the board of directors of the Cryex Group from March 2016 to October 2016. During his career, Mr. Yoshida has acquired extensive experience in real estate-related indebtedness, including mortgage lending and securitizations. Mr. Yoshida is a graduate of St. Lawrence University where he received a Bachelor of Arts in Economics. We believe that Mr. Yoshida’s extensive experience with real estate-related indebtedness supports his appointment to our board of directors.

Emanuel Stern. Mr. Stern has served as our director since March 2018. Mr. Stern is currently Managing Principal of Tall Pines Capital, LLC, a privately held real estate investment and development company that invests in both debt and equity positions with respect to New York real estate. Prior to founding Tall Pines Capital in December 2014, Mr. Stern was President and Chief Operating Officer of Hartz Mountain Industries, Inc., one of the largest private owners of commercial real estate in the United States, from January 1997 to December 2014. Mr. Stern also served as the Vice Chairman of the Hartz Group from January 2015 until December 2016. Mr. Stern holds a Bachelor of Arts in Political Science and History from Tufts University and a Masters of Public Affairs from Columbia University. We believe that Mr. Stern’s extensive experience with commercial real estate and real estate-related indebtedness supports his appointment to our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors and greater than 10% stockholders are not currently subject to the beneficial ownership reporting requirement pursuant to Section 16(a) of the Exchange Act, and therefore no reports were filed in 2018 pursuant to Section 16(a).

Code of Ethics

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to 110 East 59th Street, New York, NY 10022, Attention: Chief Financial Officer.

Audit Committee

Our board of directors has established an audit committee that consists solely of independent directors. Our audit committee is comprised of Robert Hochberg, Christopher Yoshida and Emanuel Stern with Robert Hochberg serving as the Chairman of our audit committee and our audit committee financial expert.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board of directors because we do not plan to pay any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be discussed pursuant to SEC regulations.

Item 11. Executive Compensation.

Executive Officer Compensation

Although we have executive officers who manage our operations, we have no paid employees. Our Advisor, Rodin Income Advisors, LLC, and the real estate professionals at our Advisor, will manage our day-to-day affairs and our portfolio of real estate related loans.

Non-Employee Director Compensation

We compensate each of our independent directors with an annual retainer of $20,000, with the chairman of the audit committee receiving an additional annual retainer of $5,000. In addition, we pay independent directors for attending board and committee meetings $1,000 in cash for each board and committee meeting attended. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. If a director is also one of our officers, we do not pay any compensation for services rendered as a director.

Notwithstanding the foregoing arrangement, each of our independent directors receives a minimum of $25,000 annually for service on our board of directors.

The following table sets forth the compensation paid by us to our directors for the fiscal year ended December 31, 2018:

Name	Fees Earned or Paid in Cash	Total
Robert J. Hochberg	$25,644	$25,644
Christopher P. Yoshida	21,726	21,726
Emanuel Stern	21,726	21,726

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership

The following table shows, as of March 27, 2019, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Cantor Fitzgerald Investors, LLC(1) (2)	$2,200,001	31.22%
Howard W. Lutnick, Chairman of the Board of Directors, Chief Executive Officer and President(1) (2)	2,200,001	31.22%
Steven Bisgay, Director, Chief Financial Officer and Treasurer	—	—
Robert J. Hochberg, Independent Director	—	—
Christopher P. Yoshida, Independent Director	—	—
Emanuel Stern, Independent Director	—	—
All directors and executive officers as a group	$2,200,001	31.22%
Note:	(1) The address of this beneficial owner is c/o Rodin Income Trust, Inc. 110 E. 59th Street, New York, NY 10022.

(2) Cantor Fitzgerald Investors, LLC is indirectly owned by Cantor Fitzgerald, L.P. CF Group Management, Inc. is the managing general partner of Cantor Fitzgerald, L.P. Mr. Lutnick controls Cantor Fitzgerald, L.P. through his ownership of CF Group Management, Inc.

The Company and its employees, including our executive officers, have invested nearly $2,200,001 in the Offering as of March 27, 2019.

Long-Term Incentive Plan Information

The following table summarizes information, as of December 31, 2018, relating to our long-term incentive plan pursuant to which grants of securities may be made from time-to-time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Long-Term Incentive Plans Approved by Stockholders	—	—	2,000,000
Long-Term Incentive Plans Not Approved by Stockholders	N/A	N/A	N/A
Total	—	—	2,000,000

Securities Authorized for Issuance Under Long-Term Incentive Plan

Our long-term incentive plan authorizes the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards, dividend equivalents, limited partnership interests in the Operating Partnership, or any other right relating to our common stock or cash; provided that our long-term incentive plan prohibits the issuance of stock appreciation rights and dividend equivalent rights unless and until our shares of common stock are listed on a national securities exchange. As required by the NASAA REIT guidelines, the maximum number of shares of our common stock that may be issued upon the exercise or grant of an award under our long-term incentive plan will not exceed in the aggregate, an amount equal to 5% of the outstanding shares of our common stock on the date of grant of any such awards. Any stock options or stock appreciation rights granted under our long-term incentive plan will have an exercise price or base price that is not less than the fair market value of our common stock on the date of grant. The exercise price or base price may not be reduced, directly or indirectly, or indirectly by cancellation and regrant, without the prior approval of our stockholders.  As of December 31, 2018, we have not granted any securities under our long-term incentive plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders as fiduciaries. The board is responsible for the management and control of our affairs. The board has retained our Advisor to manage our day-to-day operations and our portfolio of mortgage loans secured by commercial property and other real estate-related assets, subject to the board’s supervision. Our directors have a fiduciary duty to supervise our relationship with our Advisor.

Our charter and bylaws provide that the number of our directors may be established by a majority of our board of directors but may not be fewer than three. Our charter also provides that a majority of our directors must be independent of us, our Advisor and our respective affiliates except for a period of 60 days after the death, resignation or removal of an independent director pending the election of his or her successor. We currently have three independent directors on our board of directors. An “independent director” is a person who is not one of our officers or employees or an officer or employee of our Advisor or its affiliates, has not been so for the previous two years and meets the other requirements set forth in our charter. Our independent directors also meet the director independence standards of the New York Stock Exchange, Inc. At the first meeting of our board of directors consisting of a majority of independent directors, our charter was reviewed and approved by a vote of our board of directors as required by the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007, or the NASAA REIT Guidelines.

Certain Relationships and Related Transactions

Loan Participation Agreements

As of December 31, 2018, in connection with the origination of the Delshah Loan and the East 12th Street Loan, the Lender entered into the Delshah Loan Participation Agreement and East 12th Street Loan Participation Agreement with CFI. The Company, through the Lender, originated the loans with (i) cash from the Offering in the amount of $3,863,509, and (ii) proceeds from the sale of participations sold to CFI in the amount of $21,023,435.

As of December 31, 2018, the Company had repurchased participation interests in the Delshah Loan from CFI in the amount of $400,000, increasing the Company’s total interest to $1,300,000 and representing a 7.22% ownership interest in the Delshah Loan.

As of December 31, 2018, the Company had repurchased participation interests in the East 12th Street Loan from CFI in the amount of $1,150,000, increasing the Company’s total interest to $2,563,509 and representing a 37.22% ownership interest in the East 12th Street Loan.

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

The Advisor has agreed to pay for all O&O Costs on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) through the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. The Company will begin reimbursing the Advisor for such costs ratably over the 36 months following the Escrow Break Anniversary; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs to be paid to the Advisor to exceed the 1% Cap as of such reimbursement date. As of December 31, 2018, December 31, 2017 and December 31, 2016, the Advisor had incurred $4,587,373, $2,874,210 and 1,233,414, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The Company’s obligation is limited to 1% of gross offering proceeds of the Offering, less any reimbursement payments made by the Company to the Advisor for O&O costs incurred, which at December 31, 2018 and December 31, 2017 was $39,406 and $0, respectively, and is included within Due to related party in the accompanying consolidated balance sheets. As of December 31, 2018, December 31, 2017 and December 31, 2016, organizational costs of $449, $0 and $0, respectively, were expensed and included with general and administrative expenses on the consolidated statement of operations and offering costs of $38,957, $0 and $0, respectively, were charged to stockholder’s equity. The Company’s reimbursement liability for these amounts will be paid ratably over 36-months beginning on the Escrow Break Anniversary.

Acquisition Expenses. The Company does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of December 31, 2018.

Asset Management Fees. Asset management fees are due to the Advisor and consist of monthly fees equal to one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment. For the year ended December 31, 2018, the Company incurred asset management fees of $8,524. The asset management fee related to the month of December 2018 of $3,730 is unpaid as of December 31, 2018, and has been included within Due to related parties on the consolidated balance sheet. There were no asset management fees incurred during the year ended December 31, 2017 or the period ended December 31, 2016. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as described below).

Other Operating Expenses. The Company and the Advisor entered into the Advisory Agreement. Effective beginning in the third quarter of 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses.

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning on October 1, 2019, the Company will be subject to the limitation that it generally may not reimburse the Advisor for any amounts that exceed the 2%/25% Guidelines. If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2019, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. As of December 31, 2018, the Company has accrued but not reimbursed any of the $108,485 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

For the years ended December 31, 2018 and December 31, 2017, and for the period ended December 31, 2016, the Company has incurred operating expenses reimbursable to its Advisor of $108,485, $0 and $0, respectively, consisting of $98,992, $0 and $0, respectively, included within general and administrative expenses on the accompanying consolidated statements of operations, and $9,493 and $0, respectively, included within prepaid expenses on the accompanying consolidated balance sheets as of December 31, 2018 and December 31, 2017.

Reimbursable operating expenses include personnel and related employment costs incurred by the Advisor or its Affiliates in performing the services described in the Advisory Agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At December 31, 2018, all of these expenses remain unpaid.

As of December 31, 2018, the total amount of Unreimbursed Operating Expenses was $1,194,703. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed. The amount of operating expenses incurred by the Advisor during the year ended December 31, 2018 which were not invoiced to the Company amounted to $1,086,286.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of December 31, 2018, December 31, 2017 and December 31, 2016, no disposition fees have been incurred by the Company.

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

As of December 31, 2018, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in this paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from the Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of December 31, 2018, December 31, 2017 and December 31, 2016, CFI has paid Sponsor Support totaling $53,564, $0 and $0, respectively, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances. The following summarizes these fees:

Selling Commissions.  Selling commissions payable to the Dealer Manager consist of (i) up to 1.0% of gross offering proceeds paid by CFI for Class A shares and Class T shares and (ii) up to 5.0% and 2.0% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the Primary Offering. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions are payable with respect to Class I shares. For the years ended December 31, 2018 and December 31, 2017, and the period ended December 31, 2016, the Company incurred $47,700, $0 and $0 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheet. At December 31, 2018, December 31, 2017 and December 31, 2016, $7,950, $0 and $0 of Sponsor Support, respectively, has been recorded and $6,200, $0 and $0, respectively, has been reimbursed by CFI. During the first quarter of 2019, the Company received the remaining Sponsor Support payment due of $1,750 related to the year ended December 31, 2018.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the Primary Offering, all of which will be paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. For the years ended December 31, 2018 and December 31, 2017, and the period ended December 31, 2016, the Company recorded $55,626, $0 and $0 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheet. As of December 31, 2018, December 31, 2017 and December 31, 2016, all of the Sponsor Support related to dealer manager fees has been recorded and $47,364, $0 and $0, respectively, has been reimbursed by CFI. During the first quarter of 2019, the Company received the remaining Sponsor Support payment due of $8,262 related to the year ended December 31, 2018 as it relates to dealer manager fees.

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

As of December 31, 2018, the Company had not sold any Class T shares in the Offering, and as such, had not incurred any distribution fees.

The following table summarizes the above mentioned fees and expenses incurred by the Company for the year ended December 31, 2018:

		Due to related party as of	Year ended December 31, 2018		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2017	Incurred	Paid	December 31, 2018
Management Fees
Asset management fees	Management fees	$—	$8,524	$4,794	$3,730
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	—	98,992	—	98,992
Operating expenses(1)	Prepaid expenses	—	9,493	—	9,493
Organization expenses(2)	General and administrative expenses	—	449	—	449
Offering costs(2)	Additional paid-in capital	—	38,957	—	38,957
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	39,750	39,750	—
Total		$—	$196,165	$44,544	$151,621
Note:

(1) As of December 31, 2018, the Advisor has incurred, on behalf of the Company, a total of $1,194,703 in Unreimbursed Operating Expenses, including a total of $1,086,286 during the year ended December 31, 2018 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of December 31, 2018, the Advisor has incurred, on behalf of the Company, a total of $4,587,373 of O&O Costs, of which the Company’s obligation is limited to $39,406, pursuant to the 1% Cap.

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

As of December 31, 2018, CFI has invested $2,200,001 in the Company through the purchase of 88,180 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 80,000 Class I shares for an aggregate purchase price of $2,000,000). CFI has agreed to abstain from voting any shares it acquires in any vote for the election of directors or any vote regarding the approval or termination of any contract with CFI or any of its affiliates.

Sponsor Support

Our sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by us or by the Advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital. As of December 31, 2018, CFI has paid Sponsor Support totaling $53,564.

Item 14. Principal Accounting Fees and Services.

Independent Auditors

During the year ended December 31, 2018, Ernst & Young LLP served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal years ended December 31, 2018, December 31, 2017 and December 31, 2016 by our independent registered public accounting firm, Ernst & Young, were as follows:

	Fiscal Year Ended December 31, 2018	Fiscal Year Ended December 31, 2017
Audit fees	$222,157	$53,550
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$222,157	$53,550

Audit fees include amounts billed to us related to annual financial statement audit work, seed balance sheet audit work, quarterly financial statement reviews and review of SEC registration statements.

The audit committee of our board of directors was advised that there were no services provided by Ernst & Young that were unrelated to the audit of the annual fiscal year-end financial statements and the review of interim financial statements that could impair Ernst & Young from maintaining its independence as our independent auditor and concluded that it was.

Audit Committee Pre-Approval Policies and Procedures

In accordance with our audit committee pre-approval policy, all audit and non-audit services performed for us by our independent registered public accounting firm were pre-approved by the audit committee of our board of directors, which concluded that the provision of such services by Ernst & Young was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

The pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services. Services to be provided by the independent registered public accounting firm that are not within the category of pre-approved services must be approved by the audit committee prior to engagement, regardless of the service being requested or the dollar amount involved.

Requests or applications for services that require specific separate approval by the audit committee are required to be submitted to the audit committee, and must include a description of the services to be provided and a statement by the independent registered public accounting firm and principal accounting officer of the Company confirming that the provision of the proposed services does not impair the independence of the independent registered public accounting firm.

The audit committee may delegate pre-approval authority to one or more of its members or a subcommittee. The member or members to whom such authority is delegated shall report any pre-approval decisions to the audit committee at its next scheduled meeting. The audit committee does not delegate to management its responsibilities to pre-approve services to be performed by the independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1)	Financial Statements

See the accompanying Index to Financial Statement Schedule on page F-1.

(a) (2)	Consolidated Financial Statement Schedules

None.

(a) (3)	Exhibits

Exhibit Index

Exhibit Number	Description

3.1

Second Articles of Amendment and Restatement of Rodin Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Post-Effective Amendment No. 1 to Form S-11 (File No. 333-221814), filed on December 18, 2018)

3.2

Amended and Restated Bylaws of Rodin Income Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Pre-Effective Amendment No. 1 to Form S-11 (File No. 333-221814), filed on April 13, 2018)

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

10.2

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

10.5	Rodin Income Trust, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on June 14, 2018)

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-11 (File No. 333-221814), filed with the SEC on November 30, 2017)

10.7

Reimbursement Agreement among Rodin Income Trust, Inc., Cantor Fitzgerald Investors, LLC and Rodin Income Trust OP Holdings, LLC dated May 2, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2018 filed on August 13, 2018)

10.8

Dealer Manager Agreement among Rodin Income Trust, Inc., Cantor Fitzgerald Investors, LLC and Cantor Fitzgerald & Co. dated May 2, 2018 (incorporated by reference to Exhibit 1.1 to the Company’s Form 10-Q filed on June 14, 2018)

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

The following materials from Rodin Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RODIN INCOME TRUST, INC.

Date: March 29, 2019	By:	/s/ Howard W. Lutnick
Howard W. Lutnick
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO

SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES

PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy materials have been sent to our stockholders for the period covered by this Annual Report on Form 10-K. If a proxy statement is delivered to more than ten of our stockholders with respect to an annual or other meeting of stockholders, copies of such materials will be furnished to the SEC at that time. We will deliver to our stockholders a copy of this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Howard W. Lutnick	Chief Executive Officer and Chairman of the Board of Directors	March 29, 2019
Howard W. Lutnick	(Principal Executive Officer)

/s/ Steven Bisgay	Chief Financial Officer	March 29, 2019
Steven Bisgay	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert J. Hochberg	Director	March 29, 2019
Robert J. Hochberg

/s/ Christopher P. Yoshida	Director	March 29, 2019
Christopher P. Yoshida

/s/ Emanuel Stern	Director	March 29, 2019
Emanuel Stern

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2018 and December 31, 2017 and for the Period January 22, 2016 (date of initial capitalization) through December 31, 2016	F-4

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2018 and December 31, 2017 and for the Period January 22, 2016 (date of initial capitalization) through December 31, 2016	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and December 31, 2017 and for the Period January 22, 2016 (date of initial capitalization) through December 31, 2016	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rodin Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rodin Income Trust, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended December 31, 2018 and the period from January 22, 2016 to December 31, 2016, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 and the period from January 22, 2016 to December 31, 2016, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

New York, New York

March 29, 2019

RODIN INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$179,251	$201,001
Commercial mortgage loans, held for investment	24,886,944	—
Due from related party	10,012	—
Accrued interest receivable	169,768	—
Prepaid expenses	9,493	—
Total assets	$25,255,468	$201,001
Liabilities and Equity
Liabilities
Loan participations sold	$21,023,435	$—
Accrued interest payable	136,057	—
Accounts payable and accrued expenses	22,384	—
Distributions payable	22,214	—
Due to related party	151,621	—
Total liabilities	21,355,711	—
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 and 0 shares authorized, and 0 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	—	—
Class A common stock, $0.01 par value per share, 160,000,000 and 300,000 shares authorized, and 82,309 and 8,180 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	823	82
Class T common stock, $0.01 par value per share, 200,000,000 and 0 shares authorized, and 0 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	—	—
Class I common stock, $0.01 par value per share, 50,000,000 and 0 shares authorized, and 87,139 and 0 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	871	—
Additional paid-in capital	4,060,151	199,919
Accumulated deficit and cumulative distributions	(163,088)	—
Total controlling interest	3,898,757	200,001
Non-controlling interests in subsidiaries	1,000	1,000
Total stockholders' equity	3,899,757	201,001
Total liabilities and stockholders' equity	$25,255,468	$201,001

The accompanying notes are an integral part of these consolidated financial statements.

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
	For the Year		January 22, 2016
	Ended December 31,		(date of initial capitalization)
	2018	2017	through December 31, 2016
Interest income:
Interest income	$598,689	$—	$—
Less: Interest income related to loan participation sold	(526,787)	—	—
Total interest income, net	71,902	—	—
Operating expenses:
General and administrative expenses	169,700	—	—
Management fees	8,524	—	—
Total operating expenses	178,224	—	—
Net income (loss)	$(106,322)	$—	$—
Weighted average shares outstanding	60,203	8,180	8,180
Net income (loss) per common share - basic and diluted	$(1.77)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Stockholder's Equity
						Accumulated
	Common Stock				Additional	Deficit and	Non-
	Class A		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 22, 2016 (Date of Initial Capitalization)	8,180	$82	—	$—	$199,919	$—	$1,000	$201,001
Common stock issued	—	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—
Distributions declared on common stock	—	—	—	—	—	—	—	—
Balance as of December 31, 2016	8,180	$82	—	$—	$199,919	$—	$1,000	$201,001

	Stockholder's Equity
						Accumulated
	Common Stock				Additional	Deficit and	Non-
	Class A		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity

Balance as of January 1, 2017	8,180	$82	—	$—	$199,919	$—	$1,000	$201,001
Common stock issued	—	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—
Distributions declared on common stock	—	—	—	—	—	—	—	—
Balance as of December 31, 2017	8,180	$82	—	$—	$199,919	$—	$1,000	$201,001

	Stockholders' Equity
						Accumulated
	Common Stock				Additional	Deficit and	Non-
	Class A		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2018	8,180	$82	—	$—	$199,919	$—	$1,000	$201,001
Common stock issued	73,996	740	87,131	871	3,895,822	—	—	3,897,433
Distribution reinvestment	133	1	8	—	3,367	—	—	3,368
Offering costs	—	—	—	—	(38,957)	—	—	(38,957)
Net income (loss)	—	—	—	—	—	(106,322)	—	(106,322)
Distributions declared on common stock	—	—	—	—	—	(56,766)	—	(56,766)
Balance as of December 31, 2018	82,309	$823	87,139	$871	$4,060,151	$(163,088)	$1,000	$3,899,757

The accompanying notes are an integral part of these consolidated financial statements.

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
	For the Year Ended		January 22, 2016
	Ended December 31,		(date of initial capitalization)
	2018	2017	through December 31, 2016
Cash flows from operating activities:
Net income (loss)	$(106,322)	$—	$—
Changes in assets and liabilities:
(Increase) in due from related party	(10,012)	—	—
(Increase) in accrued interest receivable	(169,768)	—	—
(Increase) in prepaid expenses	(9,493)	—	—
Increase in accrued interest payable	136,057	—	—
Increase in accounts payable and accrued expenses	22,384	—	—
Increase/(decrease) in due to related party	112,215	(3,999)	3,999
Net cash used in operating activities	(24,939)	(3,999)	3,999
Cash flows from investing activities:
Origination of commercial mortgage loan, held for investment	(24,886,944)	—	—
Loan participation sold to related party	21,023,435	—	—
Net cash used in investing activities	(3,863,509)	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock	3,897,882	—	—
Distributions	(31,184)	—	—
Net cash provided by financing activities	3,866,698	—	—
Net increase/(decrease) in cash and cash equivalents	(21,750)	(3,999)	3,999
Cash and cash equivalents, at beginning of year	$201,001	$205,000	$201,001
Cash and cash equivalents, at end of year	$179,251	$201,001	$205,000
Non-cash financing activities:
Distributions payable	$22,214	$—	$—
Distribution reinvestment	$3,368	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Business Purpose

Rodin Income Trust, Inc. (the “Company”) was formed on January 19, 2016 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. The Company’s consolidated financial statements include Rodin Income Trust Operating Partnership, L.P. (the “Operating Partnership”), RIT REIT Sub I, Inc. (“RIT REIT Sub I”), and RIT Lending, Inc. (“RIT Lending”). Both RIT REIT Sub I and RIT Lending are indirect wholly owned subsidiaries of the Company. Substantially all of the Company’s business is expected to be conducted through the Operating Partnership, a Delaware partnership formed on January 19, 2016. The Company is the sole general and limited partner of the Operating Partnership. Unless the context otherwise requires, the “Company” refers to the Company and the Operating Partnership. The Company currently operates its business in one reportable segment, which focuses on originating mortgage or mezzanine loans, secured mainly by commercial real estate, and investing in participations of such loans.

On January 22, 2016, the Company was capitalized with a $200,001 investment by CFI, through the purchase of 8,180 Class A shares of common stock. In addition, an indirect wholly owned subsidiary of CFI, Rodin Income Trust Op Holdings, LLC (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units, which is recorded as a non-controlling interest on the consolidated balance sheets as of December 31, 2018 and December 31, 2017, respectively. On June 28, 2018, the Company satisfied the minimum offering requirement for the Offering (the “Minimum Offering Requirement”) as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share.

The Company focuses on originating mortgage and mezzanine loans secured mainly by commercial real estate located primarily in the U.S., United Kingdom, and other European Countries. The Company may also invest in commercial real estate securities and properties. Commercial real estate investments may include mortgage loans, subordinated mortgage and non-mortgage interests, including preferred equity investments and mezzanine loans, and participations in such instruments. Commercial real estate securities may include commercial mortgage-backed securities (“CMBS”), unsecured debt of publicly traded REITs, debt or equity securities of publicly traded real estate companies and structured notes.

As of December 31, 2018, the Company had made the following investments (collectively, the “Investments”):

•

The Company originated, through an indirect subsidiary, RIT Lending, an $18 million fixed rate mezzanine loan (the “Delshah Loan”) to DS Brooklyn Portfolio Mezz LLC (the “Mezzanine Borrower”), an affiliate of Delshah Capital Limited (“Delshah”), for the acquisition of a 28-property multifamily portfolio by Delshah located in Brooklyn and Manhattan, NY (each a “Property” and collectively the “Portfolio”). (See Note 3)

•

The Company also originated, through RIT lending, an $8.99 million floating-rate mezzanine loan (the “East 12th Street Loan”), to DS 531 E. 12th Mezz LLC (the “East 12th Street Mezzanine Borrower”), an affiliate of Delshah, for the acquisition of a multifamily property by Delshah located in Manhattan, NY (the “East 12th Street Property”). As of December 31, 2018, approximately $6.83 million of the East 12th Street Loan has been funded. (See Note 3)

The Company is externally managed by Rodin Income Advisors, LLC (the “Advisor”), a Delaware limited liability company and a wholly owned subsidiary of CFI. CFI is a wholly owned subsidiary of CFIM Holdings, LLC, which is a wholly owned subsidiary of Cantor Fitzgerald, L.P. (“CFLP”).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with U.S. GAAP.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Operating Partnership and any single member limited liability companies or other entities which are consolidated in accordance with U.S. GAAP. The Company consolidates variable interest entities (“VIEs”) where it is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by the Company. All intercompany balances are eliminated in consolidation.

Variable Interest Entities

The Company determines if an entity is a VIE in accordance with guidance in Accounting Standards Codification (“ASC”) Topic 810, Consolidation. For an entity in which the Company has acquired an interest, the entity will be considered a VIE if both of the following characteristics are not met: 1) the equity investors in the entity have the characteristics of a controlling financial interest and 2) the equity investors’ total investment at risk is sufficient to finance the entity’s activities without additional subordinated financial support. The Company makes judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary. A qualitative analysis is generally based on a review of the design of the entity, including its control structure and decision-making abilities, and also its financial structure. In a quantitative analysis, the Company would incorporate various estimates, including estimated future cash flows, assumed hold periods and capitalization or discount rates.

If an entity is determined to be a VIE, the Company then determines whether to consolidate the entity as the primary beneficiary. The primary beneficiary has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the entity.

The Company evaluates all of its significant investments to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of December 31, 2018, the Company concluded that it did not have any investments in VIEs.

Voting Interest Entities

A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the Company has a majority voting interest in a voting interest entity, the entity will generally be consolidated. The Company will not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party. The Company performs on-going reassessments of whether entities previously evaluated under the voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework, and vice versa.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

Prepaid Expenses

Prepaid expenses consist of prepaid insurance.

Commercial Mortgage Loans, Held for Investment

Commercial mortgage loans are generally intended to be held for investment and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. Commercial mortgage loans, held for investment that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate. Commercial mortgage loans where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value. As of December 31, 2018, the Company has originated two mezzanine loans.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mezzanine Loans

The Company has originated mezzanine loans to entities that are members of commercial real estate property owners. The mezzanine loans are secured by a pledge against the borrower’s equity in the property owner and are subordinate to senior debt. The mezzanine loans are senior to any preferred equity or common equity in the property (see Note 3 for further information on Commercial Mortgage Loans, Held for Investment).

Loan Participations Sold

The Company has partially financed its Commercial mortgage loans, held for investment through the sale of participating mezzanine loan interests to CFI. To the extent that U.S. GAAP does not recognize a sale resulting from the loan participation interests sold, the Company does not derecognize the participation in the loan that it sold. Instead, the Company recognizes a loan participation sold liability in an amount equal to the principal of the loan participation sold. The Company continues to recognize interest income on the entire loan, including the interest attributable to the loan participations sold (see Note 4 for further information on the Loan participations sold).

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

Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of December 31, 2018, no impairment has been identified.

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

Due from Related Party

Due from related parties includes amounts owed to the Company by CFI pursuant to the terms of the Sponsor Support Agreement for the reimbursement of selling commissions and marketing fees, which at December 31, 2018 and December 31, 2017 was $10,012 and $0, respectively. The amounts of Sponsor Support outstanding at December 31, 2018 were received by the Company during January 2019.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to Related Party

Due to related party is comprised of amounts contractually owed by the Company for various services provided to the Company from a related party, which at December 31, 2018 and December 31, 2017 was $151,621 and $0, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses is comprised of amounts owed by the Company for compensation to the Company’s independent board of directors relating to pro-rated annual compensation as well as attendance at a meeting of the board of directors, which at December 31, 2018 and December 31, 2017 was $22,384 and $0, respectively.

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date (the “Escrow Break Anniversary”) on which the Company satisfied the Minimum Offering Requirement. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but it is not required to do so. Following the Escrow Break Anniversary, the Company will reimburse the Advisor for payment of the O&O Costs ratably over a 36-month period; provided, however, that the Company shall not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds (the “1% Cap”) of the Offering (as defined in Note 5), as of such payment date. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period.

As of December 31, 2018, December 31, 2017 and December 31, 2016, the Advisor has incurred $4,587,373, $2,874,210 and $1,233,414, respectively, of O&O Costs on the Company’s behalf. The Company’s obligation is limited to 1% of gross offering proceeds of the Offering, less any reimbursement payments made by the Company to the Advisor for O&O costs incurred, which at December 31, 2018 and December 31, 2017 was $39,406 and $0, respectively, and is included within Due to related parties in the accompanying consolidated balance sheets. As of December 31, 2018, December 31, 2017 and December 31, 2016, organizational costs of $449, $0 and $0, respectively, were expensed and included within general and administrative expenses, and offering costs of $38,957, $0 and $0, respectively, were charged to stockholders’ equity. The Company’s reimbursement liability for these amounts will be paid ratably over 36-months beginning on the Escrow Break Anniversary.

Income Taxes

For year ending December 31, 2018, the Company is subject to income tax in the U.S. federal and certain state and local jurisdictions.  The Company accounts for income taxes using the asset and liability method as prescribed in U.S. GAAP guidance, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is more likely than not that deferred tax assets will not be recognized, a valuation allowance would be established to offset their benefit.

U.S. GAAP guidance prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  The Company recognizes interest and penalties related to unrecognized tax benefits as provision for income taxes on the statements of operations. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2018.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For tax years beginning after December 31, 2018, the Company intends to elect to be taxed as a REIT and to comply with the related provisions under the Internal Revenue Code of 1986, as amended. Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. The Company expects to have little or no taxable income prior to electing REIT status. To qualify as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company may also be subject to certain state, local and franchise taxes. If the Company fails to meet these requirements, it will be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders.

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net income (loss) at the same rate per share.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The ASU replaced certain previously existing revenue recognition guidance. Beginning January 1, 2018, companies are required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also includes additional disclosure requirements. The new revenue recognition guidance does not apply to revenues associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, and as a result, it did not have an impact on the elements of the Company’s consolidated statements of operations most closely associated with financial instruments, including revenues from Interest income. The new standard could be adopted either retrospectively to prior reporting periods presented or as a cumulative effect adjustment as of the date of adoption. The Company adopted the new guidance on its required effective date of January 1, 2018 using the modified retrospective transition method applied to contracts that were not completed as of the adoption date. Accordingly, the new revenue standard is applied prospectively in the Company’s financial statements from January 1, 2018 onward and reported financial information for historical comparable periods is not revised and continues to be reported under the accounting standards in effect during those historical periods. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which makes changes to how cash receipts and cash payments are presented and classified in the Company’s consolidated statements of cash flows. The new standard became effective for the Company beginning January 1, 2018 and required adoption on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated statements of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statements of cash flows present the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The new standard became effective for the Company beginning January 1, 2018 and required adoption on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of providing additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard became effective for the Company beginning January 1, 2018 and is applied on a prospective basis.  The adoption of this guidance did have an impact on the Company’s consolidated financial statements.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with previous U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures required by ASC 840 for all periods presented under that standard. Further, ASU No. 2018-11 contains a new practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. The guidance in ASUs 2016-02, 2018-10, 2018-11 and 2018-20 was effective beginning January 1, 2019. The Company adopted the standards on their required effective date and used the effective date as the date of initial application. As a result, pursuant to this transition method financial information was not updated and the disclosures required under the new leases standards were not provided for dates and periods before January 1, 2019. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination, the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Further, based on the amended guidance for available-for-sale debt securities, the Company will be required to use an allowance approach to recognize credit impairment, with the allowance to be limited to the amount by which the security’s fair value is less than its amortized cost basis; may not consider the length of time fair value has been below amortized cost; and may not consider recoveries of fair value after the balance sheet date when assessing whether a credit loss exists. The new standard will become effective for the Company beginning January 1, 2020, under a modified retrospective approach, and early adoption is permitted. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to clarify that operating lease receivables accounted for under ASC 842, Leases, are not in the scope of the new credit losses guidance, and, instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. The amendments in this ASU are required to be adopted concurrently with the guidance in ASU No. 2016-13. Management is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements. Given the objective of the new standard, it is generally expected allowances for credit losses for the financial instruments within its scope would increase, however, the amount of any change will be dependent on the composition and quality of the Company’s portfolios at the adoption date as well as economic conditions and forecasts at that time.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The guidance is part of the FASB’s disclosure framework project, whose objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements. The ASU eliminates, amends and adds certain disclosure requirements for fair value measurements. The FASB concluded that these changes improve the overall usefulness of the footnote disclosures for financial statement users and reduce costs for preparers. The new standard will become effective for the Company beginning January 1, 2020 and early adoption is permitted for eliminated and modified fair value measurement disclosures. Certain disclosures are required to be applied prospectively and other disclosures need to be adopted retrospectively in the period of adoption. As permitted by the transition guidance in the ASU, the Company early adopted eliminated and modified disclosure requirements as of September 30, 2018 and plans to adopt the remaining disclosure requirements effective January 1, 2020. The adoption of this standard did not impact the Company’s consolidated financial statements. See Note 9 — Fair Value Measurements for additional information.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance was issued in response to stakeholders’ observations that Topic 810, Consolidation, could be improved in the areas of applying the VIE guidance to private companies under common control and in considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The new standard will become effective for the Company beginning January 1, 2020, with early adoption permitted, and must be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. Management is currently evaluating the impact of the new guidance on determining whether a decision-making fee is a variable interest on the Company’s consolidated financial statements.

Note 3 – Commercial Mortgage Loans, Held for Investment

NYC Multi-family Portfolio Mezzanine Loan

On September 21, 2018, the Company, through a subsidiary of the Operating Partnership, RIT Lending (the “Lender”), originated the Delshah Loan to the Mezzanine Borrower, an affiliate of Delshah, for the acquisition of the Portfolio. The fee simple interest in the Portfolio is held by DS Brooklyn Portfolio Owner LLC, a single purpose limited liability company (the “Senior Borrower”) of which the Mezzanine Borrower owns 100% of the membership interests.

The Portfolio is comprised of 207 residential units and 19 commercial units that encompass 167,499 square feet.

The following table provides certain information about the Delshah Loan:

Loan Type	Loan Amount	Loan Term	Coupon	Amortization	Loan-to- Value(1)
Mezzanine Loan	$18,000,000	10 years	9.10% subject to a potential increase in year six	Interest only	83.14%
Note:	(1) Loan-to-Value is calculated as of the date the Delshah Loan was originated.

The interest rate for the Delshah Loan for years one through five is 9.10%. At the end of year five, the interest rate for the Delshah Loan shall change to the greater of (i) 9.10% or (ii) 275 basis points over the then existing five year U.S. Treasury Note Yield (the “Mortgage Loan Interest Rate”). However, in the event certain conditions described in the Delshah Loan mezzanine loan agreement are not satisfied at the end of year five, the interest rate for the Delshah Loan shall increase to the greater of (i) 10.10% or (ii) 565 basis points over the Mortgage Loan Interest Rate in effect at the beginning of year six.

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

As of December 31, 2018, the Company had repurchased participation interests in the Delshah Loan from CFI in the amount of $400,000, increasing the Company’s total interest to $1,300,000 and representing a 7.22% ownership interest in the Delshah Loan.

During the year ended December 31, 2018, the Company earned interest income, net of $31,597 on the Delshah Loan, consisting of $464,100 of total interest less $432,503 of interest income related to loan participations sold.

533 East 12th Street, New York, NY

On November 1, 2018, the Company, through RIT Lending, originated the East 12th Street Loan to the East 12th Street Mezzanine Borrower, an affiliate of Delshah, for the acquisition of the East 12th Street Property. The fee simple interest in the East 12th Street Property is held by DS 531 E. 12th Owner LLC, a single purpose limited liability company (the “East 12th Street Senior Borrower”) of which the East 12th Street Mezzanine Borrower owns 100% of the membership interests.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides certain information about the East 12th Street Loan:

Loan Type	Loan Amount	Initial Funding	Loan Term	Coupon	Amortization	Loan-to- Value(1)
Mezzanine Loan	$8,990,000	$6,830,000	3 years with two, 1-year extension options	LIBOR+9.25%	Interest only	84.28%
Note:	(1) Loan-to-Value is calculated as of the date the East 12th Street Loan was originated and only includes amounts funded on the date of origination.

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

$6,830,000 of the East 12th Street Loan was funded at closing. $1,660,000 of the East 12th Street Loan was withheld and will be advanced to the extent the East 12th Street Property generates sufficient cash flow to fully cover payment of interest on the East 12th Street Loan. The remaining portion of the East 12th Street Loan, $500,000, shall remain unfunded and will be advanced to pay for capital expenditure and marketing costs associated with the East 12th Street Property and approved by RIT Lending. No interest will accrue on the unfunded amounts.

In connection with originating the East 12th Street Loan, RIT Lending entered into a participation agreement (the “East 12th Street Loan Participation Agreement”) with CFI. RIT Lending originated the East 12th Street Loan with (i) cash from the Offering equivalent to a 20.42% participation interest in the East 12th Street Loan and (ii) proceeds from the sale to CFI of a 79.58% participation interest in the East 12th Street Loan. The East 12th Street Loan Participation Agreement provides that participation certificates sold to CFI represent an undivided beneficial ownership interest in the East 12th Street Loan.

On December 1, 2018, the Company along with CFI, advanced $56,944 to cover the interest shortfall on the East 12th Street Loan, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $1,603,056. At December 31, 2018, the total funded amount for the East 12th Street Loan was $6,886,944, and the portion of the East 12th Street Loan withheld for capital expenditure and marketing costs was unchanged from the initial balance of $500,000.

As of December 31, 2018, the Company had repurchased participation interests in the East 12th Street Loan from CFI in the amount of $1,150,000, increasing the Company’s total interest in the East 12th Street Loan to 37.22%.

During the year ended December 31, 2018, the Company earned interest income, net of $40,305 on the East 12th Street Loan, consisting of $134,589 of total interest less $94,284 of interest income related to loan participations sold.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity on the loans at December 31, 2018.

Activity	Delshah Loan	RIT Participation Interest %	Total Delshah Loan	East 12th Street Loan	RIT Participation Interest %	Total East 12th Street Loan	Total Loans
Total Loan Amount	$18,000,000		$18,000,000	$8,990,000		$8,990,000	$26,990,000

Initial Funding	18,000,000	100.00%	18,000,000	6,830,000	100.00%	6,830,000.00	24,830,000
Interest Participation Sale	(17,100,000)	-95.00%	—	(5,435,000)	-79.58%	—	—
Ownership	900,000	5.00%	18,000,000	1,395,000	20.42%	6,830,000	24,830,000
Advance for Interest Shortfall	—	—	—	56,944	—	56,944	56,944
Interest Participation Sale - Interest Shortfall	—	—	—	(38,435)	—	—	—
RIT Interest Participation Purchase	400,000	2.22%	—	1,150,000	16.80%	—	—
Ownership	$1,300,000	7.22%	$18,000,000	$2,563,509	37.22%	$6,886,944	$24,886,944

During the year ended December 31, 2018, the Company earned total interest income, net of $71,902, which was comprised of total Interest income of $598,689, less Interest income related to loan participations sold of $526,787.

Concentration of Credit Risk

The following table presents the geography and property type of collateral underlying the Company’s Commercial mortgage loans, held for investment as a percentage of the loan’s carrying value:

Geography	Collateral Property Type	December 31, 2018
New York	Multifamily	100%

As of December 31, 2017 and December 31, 2016, the Company had not originated any loans.

Note 4 – Loan Participations Sold

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

East 12th Street Loan Participation Agreement

In connection with the origination of the East 12th Street Loan, the Lender entered into the East 12th Street Loan Participation Agreement with CFI. The Company, through the Lender, originated the East 12th Street Loan with (i) cash from the Offering equivalent to a 20.42% participation interest in the amount of $1,395,000 in the East 12th Street Loan and (ii) proceeds from the sale to CFI of a 79.58% participation interest in the amount of $5,435,000 in the East 12th Street Loan, at closing. The Company intends, but is not obligated, to purchase the remaining 79.58% of the participation interest in the East 12th Street Loan from CFI at a purchase price equivalent to the amount paid for the participation interest by CFI. The East 12th Street Loan Participation Agreement provides that participation certificates sold to CFI represent an undivided beneficial ownership interest in the East 12th Street Loan. The East 12th Street Loan Participation Agreement also specifies the parties’ respective rights with respect to the East 12th Street Loan. The transactions with CFI were approved by the Company’s board of directors, including by the majority of its independent directors.

In accordance with ASC 860, the sales of participation interests in the Investments of $21,023,435 do not qualify as sales under GAAP. Therefore, the Company presents the gross amount of the Investments as an asset and the Loan participations sold as a liability on the consolidated balance sheet. The gross presentation of Loan participations sold does not impact stockholder’s equity or net income.

Note 5 – Stockholder’s Equity

Initial Public Offering

On November 30, 2017, the Company filed a registration statement with the SEC on Form S-11 in connection with the initial public offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in its primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). The registration statement was subsequently declared effective by the SEC on May 2, 2018. In addition, on June 28, 2018, the Company satisfied the Minimum Offering Requirement for the Offering as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share.

The Company determines its net asset value as of the end of each quarter. Net asset value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O costs, with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. As of December 31, 2018, the per share purchase price for shares of common stock in the Primary Offering was $24.47 per Class A share, $23.72 per Class T share and $23.25 per Class I share. The price for each class of shares of common stock in the Company’s DRP was $23.25. The Company’s board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less applicable support from CFI of a portion of selling commissions and dealer manager fees (as described below).

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of December 31, 2018, the Company’s total number of authorized shares of common stock was 410,000,000 consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 50,000,000 of Class I authorized common shares. The Company has the right to reallocate the shares of common stock offered between the Primary Offering and the DRP. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares will be lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the Primary Offering.

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

As of December 31, 2018, the Company had sold 161,268 shares of its common stock (consisting of 74,129 Class A shares and 87,139 Class I shares) in the Offering for aggregate net proceeds of $3,900,801. As of December 31, 2017, the Company had not sold any shares of its common stock in the Offering.

Distributions

The Company’s board of directors authorized, and the Company declared, distributions through May 14, 2019, in an amount equal to $ 0.004357260 per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Offering, the Company and CFI entered into a distribution support agreement. The terms of the agreement provide that in the event that cash distributions exceed the Company’s defined modified funds from operations (“MFFO”), defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through May 2, 2020, CFI shall purchase Class I shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the amount from any shares purchased by CFI in order to satisfy the Minimum Offering Requirement).

As of December 31, 2018, December 31, 2017 and December 31, 2016, the Company has declared distributions of $56,766, $0 and $0, respectively, of which $22,214, $0 and $0, respectively, was unpaid as of the respective reporting dates and has been recorded as distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of December 31, 2018 were paid during January 2019. As of December 31, 2018, December 31, 2017 and December 31, 2016, distributions reinvested pursuant to the Company’s DRP are $3,368, $0 and $0, respectively.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has not received any requests to repurchase any shares of its common stock as of December 31, 2018.

Non-controlling Interest

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. This investment has been recorded as non-controlling interest on the consolidated balance sheets as of December 31, 2018 and December 31, 2017, respectively.

Note 6 – Related Party Transactions

Loan Participation Agreements

During the year ended December 31, 2018, in connection with the origination of the Investments, the Lender entered into the Delshah Loan Participation Agreement and the East 12th Street Loan Participation Agreement with CFI. The Company, through the Lender, originated the loans with (i) cash from the Offering in the amount of $3,863,509, and (ii) proceeds from the sale of participations sold to CFI in the amount of $21,023,435.

As of December 31, 2018, the Company had repurchased participation interests in the Delshah Loan from CFI in the amount of $400,000, increasing the Company’s total interest to $1,300,000 and representing a 7.22% ownership interest in the Delshah Loan.

As of December 31, 2018, the Company had repurchased participation interests in the East 12th Street Loan from CFI in the amount of $1,150,000, increasing the Company’s total interest to $2,563,509 and representing a 37.22% ownership interest in the East 12th Street Loan.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Advisor has agreed to pay for all O&O Costs on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) through the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. The Company will begin reimbursing the Advisor for such costs ratably over the 36 months following the Escrow Break Anniversary; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs to be paid to the Advisor to exceed the 1% Cap as of such reimbursement date. As of December 31, 2018, December 31, 2017 and December 31, 2016, the Advisor had incurred $4,587,373, $2,874,210 and $1,233,414, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The Company’s obligation is limited to the 1% Cap, less any reimbursement payments made by the Company to the Advisor for O&O costs incurred, which at December 31, 2018 and December 31, 2017 was $39,406 and $0, respectively, and is included within Due to related parties in the accompanying consolidated balance sheets. As of December 31, 2018, December 31, 2017 and December 31, 2016, organizational costs of $449, $0 and $0, respectively, were expensed and included within general and administrative expenses and offering costs of $38,957, $0 and $0, respectively, were charged to stockholders’ equity. The Company’s reimbursement liability for these amounts will be paid ratably over 36-months beginning on the Escrow Break Anniversary.

Acquisition Expenses. The Company does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of December 31, 2018, December 31, 2017 or December 31, 2016.

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

As of December 31, 2018, the Company had not sold any Class T shares in the Offering, and as such, had not incurred any distribution fees.

Origination Fees. The Company will pay the Advisor up to 1.0% of the amount funded by the Company to originate commercial real estate-related loans, but only if and to the extent there is a corresponding fee paid by the borrower to the Company. During the year ended December 31, 2018, the Mezzanine Borrower and the East 12th Street Borrower paid the Company a combined total of $112,450 of origination fees in connection with the Investments, which the Company paid to the Advisor.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Management Fees.  Asset management fees are due to the Advisor and consist of monthly fees equal to one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment. For the year ended December 31, 2018, the Company incurred asset management fees of $8,524. The asset management fee related to the month of December 2018 of $3,730 is unpaid as of December 31, 2018 and has been included within Due to related parties on the consolidated balance sheet. There were no asset management fees incurred during the year ended December 31, 2017 or the period ended December 31, 2016. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. The Company and the Advisor entered into an amended and restated advisory agreement (the “Advisory Agreement”). Effective beginning in the third quarter of 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses.

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning on October 1, 2019, the Company will be subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2019, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. As of December 31, 2018, the Company has accrued but not reimbursed any of the $108,485 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

For the years ended December 31, 2018 and December 31, 2017, and the period ended December 31, 2016, the Company has incurred operating expenses reimbursable to its Advisor of $108,485, $0 and $0, respectively, consisting of $98,992, $0 and $0, respectively, included within general and administrative expenses on the accompanying consolidated statements of operations, and $9,493 and $0, respectively, included within prepaid expenses on the accompanying consolidated balance sheets as of December 31, 2018 and December 31, 2017.

Reimbursable operating expenses include personnel and related employment costs incurred by the Advisor or its Affiliates in performing the services described in the Advisory Agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At December 31, 2018, all of these expenses remain unpaid and are included within Due to related party on the accompanying consolidated balance sheet.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, the total amount of unreimbursed operating expenses was $1,194,703. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the year ended December 31, 2018 which were not invoiced to the Company amounted to $1,086,286.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of December 31, 2018, December 31, 2017 and December 31, 2016, no disposition fees have been incurred by the Company.

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

As of December 31, 2018, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in this paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from the Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of December 31, 2018, December 31, 2017 and December 31, 2016, CFI has paid Sponsor Support totaling $53,564, $0 and $0, respectively, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances. The following summarizes these fees:

Selling Commissions.  Selling commissions payable to the Dealer Manager consist of (i) up to 1.0% of gross offering proceeds paid by CFI for Class A shares and Class T shares and (ii) up to 5.0% and 2.0% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the Primary Offering. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions are payable with respect to Class I shares. For the years ended December 31, 2018 and December 31, 2017, the Company incurred $47,700 and $0 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheet. At December 31, 2018, December 31, 2017 and December 31, 2016, $7,950, $0 and $0 of Sponsor Support, respectively, has been recorded and $6,200, $0 and $0, respectively, has been reimbursed by CFI. During the first quarter of 2019, the Company received the remaining Sponsor Support payment due of $1,750 related to the year ended December 31, 2018.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the Primary Offering, all of which will be paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. For the years ended December 31, 2018 and December 31, 2017, the Company recorded $55,626 and $0 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheet. As of December 31, 2018, December 31, 2017 and December 31, 2016, all of the Sponsor Support related to dealer manager fees has been recorded and $47,364, $0 and $0, respectively, has been reimbursed by CFI. During the first quarter of 2019, the Company received the remaining Sponsor Support payment due of $8,262 related to the year ended December 31, 2018 as it relates to dealer manager fees.

The following table summarizes the above mentioned fees and expenses incurred by the Company for the year ended December 31, 2018:

		Due to related party as of	Year ended December 31, 2018		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2017	Incurred	Paid	December 31, 2018
Management Fees
Asset management fees	Management fees	$—	$8,524	$4,794	$3,730
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	—	98,992	—	98,992
Operating expenses(1)	Prepaid expenses	—	9,493	—	9,493
Organization expenses(2)	General and administrative expenses	—	449	—	449
Offering costs(2)	Additional paid-in capital	—	38,957	—	38,957
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	39,750	39,750	—
Total		$—	$196,165	$44,544	$151,621
Note:

(1) As of December 31, 2018, the Advisor has incurred, on behalf of the Company, a total of $1,194,703 in Unreimbursed Operating Expenses, including a total of $1,086,286 during the year ended December 31, 2018 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of December 31, 2018, the Advisor has incurred, on behalf of the Company, a total of $4,587,373 of O&O Costs, of which the Company’s obligation is limited to $39,406, pursuant to the 1% Cap.

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

As of December 31, 2018, CFI has invested $2,200,001 in the Company through the purchase of 88,180 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 80,000 Class I shares for an aggregate purchase price of $2,000,000).

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sponsor Support

Our sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by us or by the Advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital. As of December 31, 2018, CFI has paid Sponsor Support totaling $53,564.

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

Note 8 – Commitments and Contingencies

As of December 31, 2018 and December 31, 2017, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Commercial mortgage loans, held for investment and Loan participations sold — The fair value is estimated by discounting the expected cash inflows and outflows based on the market interest rates for similar loans to the Company’s Commercial mortgage loans, held for investment and Loan participations sold, which the Company believes to be equal to the contractual interest rate as of the measurement date. The Company determined that the market interest rates as of December 31, 2018 for both the Delshah Loan and the East 12th Street Loan were equal to their contractual interest rates. As of December 31, 2018 and December 31, 2017, the estimated fair value of the Company’s Commercial mortgage loans, held for investment was $24,886,944 and $0, respectively. As of December 31, 2018 and December 31, 2017, the estimated fair value of the Company’s Loan participations sold was $21,023,435 and $0, respectively. The Company has not elected the fair value option to account for its Commercial mortgage loans, held for investment or Loan participations sold.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other financial instruments — The Company considers the carrying values of its Cash and cash equivalents, Due from related party, Accrued Interest Receivable, Prepaid expenses, Accounts payable and accrued expenses, Distributions payable, and Due to related party to approximate their fair values because of the short period of time between their origination and their expected realization as well as their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.

The following table details the principal balance, carrying value, and fair value of the Company’s financial assets and liabilities as of December 31, 2018:

			Fair Value
	Principal Balance	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$179,251	$179,251	$179,251	$—	$—	$179,251
Commercial mortgage loans, held for investment	24,886,944	24,886,944	—	—	24,886,944	24,886,944

Liabilities
Loan participations sold	$21,023,435	$21,023,435	$—	$—	$21,023,435	$21,023,435

As of December 31, 2017, the Company had no liabilities, and the Company’s only asset was Cash and cash equivalents, which was valued using Level 1 inputs.

Note 10 – Income Taxes

The Company recorded no net provision for income taxes due to a full valuation allowance.  Differences between the Company’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows:

Year Ended December 31, 2018
Tax benefit at federal statutory rate	$(22,328)
U.S. state and local taxes	(17,510)
Valuation allowance	39,838
Other	—
Provision for income taxes	$—

The Company’s net deferred tax assets are as follows:

Year Ended December 31, 2018
Deferred tax asset
Net operating loss carryforward	$43,395
Total deferred tax asset	43,395
Valuation allowance	(39,838)
Deferred tax asset, net of valuation allowance	3,557
Deferred tax liability
Other	3,557
Total deferred tax liability	3,557
Net deferred tax asset	$—

As of December 31, 2018, the Company had net operating losses of $115,815 in each of the U.S. federal, New York State and New York City jurisdictions.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that those deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences representing net future deductible amounts become deductible. Management considers all available evidence, including the reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that the deferred tax assets will not be realized and has therefore established a full valuation allowance. For the year ended December 31, 2018, the change in the valuation allowance was $39,838.

Note 11 – Subsequent Events

Purchase of Additional Participation Interests and Interest Shortfall - East 12th Street Loan

Subsequent to December 31, 2018, the Company repurchased participation interests in the East 12th Street Loan from CFI in the amount of $2,450,000. As of March 29, 2019, the Company’s total interest in the East 12th Street Loan was 72.30%.

Subsequent to December 31, 2018, the Company and CFI advanced $200,979 to cover the interest shortfall on the East 12th Street Loan. As of March 29, 2019, the total funded amount for the East 12th Street Loan was $7,087,923.

Status of the Offering

As of March 27, 2019, the Company had sold an aggregate of 274,299 shares of its common stock (consisting of 187,045 Class A shares, 0 Class T shares, and 87,254 Class I shares) in the Offering resulting in net proceeds of $6,528,787 to the Company as payment for such shares.

Distributions

On February 12, 2019, the board of directors authorized, and the Company declared, distributions for the period from February 15, 2019 to May 14, 2019, in an amount equal to $0.004357260 per day per share (or approximately $1.59 on an annual basis). Distributions will be payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.