Form 10-Q
period 2019-03-31
RODIN INCOME TRUST, INC.
filed 2019-05-15
CIK 1664780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of May 14, 2019, the registrant had 233,713 Class A shares, 88,414 Class I Shares, and 7,216 Class T shares of $0.01 par value common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

RODIN INCOME TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RODIN INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$333,487	$179,251
Commercial mortgage loans, held for investment	25,087,923	24,886,944
Accrued interest receivable	171,755	169,768
Due from related party	2,557	10,012
Prepaid expenses	2,490	9,493
Total assets	$25,598,212	$25,255,468
Liabilities and Equity
Liabilities
Loan participations sold	$18,663,607	$21,023,435
Due to related party	182,341	151,621
Accrued interest payable	112,723	136,057
Distributions payable	36,387	22,214
Accounts payable and accrued expenses	22,027	22,384
Total liabilities	19,017,085	21,355,711
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, and 198,535 and 82,309 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,985	823
Class T common stock, $0.01 par value per share, 200,000,000 shares authorized, and 0 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Class I common stock, $0.01 par value per share, 50,000,000 shares authorized, and 87,254 and 87,139 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	872	871
Additional paid-in capital	6,736,089	4,060,151
Accumulated deficit and cumulative distributions	(158,819)	(163,088)
Total controlling interest	6,580,127	3,898,757
Non-controlling interests in subsidiaries	1,000	1,000
Total stockholders' equity	6,581,127	3,899,757
Total liabilities and stockholders' equity	$25,598,212	$25,255,468

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2019	2018
Interest income:
Interest income	$615,920	$—
Less: Interest income related to loan participations sold	(460,970)	—
Total interest income, net	154,950	—
Operating expenses:
General and administrative expenses	35,646	5,223
Management fees	17,422	—
Total operating expenses	53,068	5,223
Net income (loss)	$101,882	$(5,223)
Weighted average shares outstanding	248,933	8,180
Net income (loss) per common share - basic and diluted	$0.41	$(0.64)

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Stockholders' Equity
						Accumulated
	Common Stock				Additional	Deficit and	Non-
	Class A		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2018	8,180	$82	—	$—	$199,919	$—	$1,000	$201,001
Common stock issued	—	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—
Offering costs, commissions and fees	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(5,223)	—	(5,223)
Distributions declared on common stock	—	—	—	—	—	—	—	—
Balance as of March 31, 2018	8,180	$82	—	$—	$199,919	$(5,223)	$1,000	$195,778

	Stockholders' Equity
						Accumulated
	Common Stock				Additional	Deficit and	Non-
	Class A		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2019	82,309	$823	87,139	$871	$4,060,151	$(163,088)	$1,000	$3,899,757
Common stock issued	115,947	1,159	—	—	2,694,615	—	—	2,695,774
Distribution reinvestment	279	3	115	1	9,150	—	—	9,154
Offering costs, commissions and fees	—	—	—	—	(27,827)	—	—	(27,827)
Net income (loss)	—	—	—	—	—	101,882	—	101,882
Distributions declared on common stock	—	—	—	—	—	(97,613)	—	(97,613)
Balance as of March 31, 2019	198,535	$1,985	87,254	$872	$6,736,089	$(158,819)	$1,000	$6,581,127

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$101,882	$(5,223)
Changes in assets and liabilities:
Decrease in due from related party	7,455	—
(Increase) in accrued interest receivable	(1,987)	—
Decrease in prepaid expenses	7,003	—
Increase in due to related party	3,028	—
(Decrease) in accrued interest payable	(23,334)	—
(Decrease)/increase in accounts payable and accrued expenses	(357)	5,137
Net cash provided by/(used in) operating activities	93,690	(86)
Cash flows from investing activities:
Repurchases of loan participation interest	(2,450,000)	—
Fundings of commercial mortgage loans, held for investment	(110,807)	—
Cash used in investing activities	(2,560,807)	—
Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,695,639	—
Distributions	(74,286)	—
Net cash provided by financing activities	2,621,353	—
Net increase/(decrease) in cash and cash equivalents	154,236	(86)
Cash and cash equivalents, at beginning of period	$179,251	$201,001
Cash and cash equivalents, at end of period	$333,487	$200,915
Non-cash financing activities:
Distributions payable	$14,173	$—
Distribution reinvestment	$9,154	$—

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Business Purpose

Rodin Income Trust, Inc. (the “Company”) was formed on January 19, 2016 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes, commencing with its 2019 tax year. The Company’s consolidated financial statements include Rodin Income Trust Operating Partnership, L.P. (the “Operating Partnership”), RIT REIT Sub I, Inc. (“RIT REIT Sub I”), and RIT Lending, Inc. (“RIT Lending”). Both RIT REIT Sub I and RIT Lending are indirect wholly owned subsidiaries of the Company. Substantially all of the Company’s business is expected to be conducted through the Operating Partnership, a Delaware partnership formed on January 19, 2016. The Company is the sole general and limited partner of the Operating Partnership. Unless the context otherwise requires, the “Company” refers to the Company and the Operating Partnership. The Company currently operates its business in one reportable segment, which focuses on originating mortgage or mezzanine loans, secured mainly by commercial real estate, and investing in participations of such loans.

On January 22, 2016, the Company was capitalized with a $200,001 investment by its sponsor, Cantor Fitzgerald Investors, LLC (“CFI”), through the purchase of 8,180 Class A shares of common stock. In addition, an indirect wholly owned subsidiary of CFI, Rodin Income Trust Op Holdings, LLC (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units, which is recorded as a non-controlling interest on the consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively. On June 28, 2018, the Company satisfied the minimum offering requirement for the Offering (the “Minimum Offering Requirement”) as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share.

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

As of March 31, 2019, the Company had made the following investments (collectively, the “Investments”):

•

The Company originated, through an indirect subsidiary, RIT Lending, an $18 million fixed rate mezzanine loan (the “Delshah Loan”) to DS Brooklyn Portfolio Mezz LLC (the “Mezzanine Borrower”), an affiliate of Delshah Capital Limited (“Delshah”) for the acquisition of a 28-property multifamily portfolio by Delshah located in Brooklyn and Manhattan, NY (each a “Property” and collectively the “Portfolio”). (See Note 3)

•

The Company also originated, through RIT lending, an $8.99 million floating-rate mezzanine loan (the “East 12th Street Loan”), to DS 531 E. 12th Mezz LLC (the “East 12th Street Mezzanine Borrower”), an affiliate of Delshah, for the acquisition of a multifamily property by Delshah located in Manhattan, NY (the “East 12th Street Property”). Approximately $6.83 million of the East 12th Street Loan was funded at closing. As of March 31, 2019, approximately $7.09 million of the East 12th Street Loan has been funded. (See Note 3)

The Company is externally managed by Rodin Income Advisors, LLC (the “Advisor”), a Delaware limited liability company and a wholly owned subsidiary of CFI. CFI is a wholly owned subsidiary of CFIM Holdings, LLC, which is a wholly owned subsidiary of Cantor Fitzgerald, L.P. (“CFLP”).

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company evaluates all of its significant investments to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of March 31, 2019, the Company concluded that it did not have any investments in VIEs.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Commercial Mortgage Loans, Held for Investment

Commercial mortgage loans are generally intended to be held for investment and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. Commercial mortgage loans, held for investment that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate. Commercial mortgage loans where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value. As of March 31, 2019, the Company has originated two mezzanine loans.

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

Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of March 31, 2019, no impairment has been identified.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Due from Related Party

Due from related parties includes amounts owed to the Company by CFI pursuant to the terms of the Sponsor Support Agreement for the reimbursement of selling commissions and marketing fees, which at March 31, 2019 and December 31, 2018 was $2,557 and $10,012, respectively. The amounts of Sponsor Support outstanding at March 31, 2019 were received by the Company during April 2019.

Due to Related Party

Due to related party is comprised of amounts contractually owed by the Company for various services provided to the Company from a related party, which at March 31, 2019 and December 31, 2018 was $182,341 and $151,621, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses is comprised of amounts owed by the Company for compensation to the Company’s independent board of directors relating to pro-rated annual compensation as well as attendance at a meeting of the board of directors, which at March 31, 2019 and December 31, 2018, was $22,027 and $22,384, respectively.

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date (the “Escrow Break Anniversary”) on which the Company satisfied the Minimum Offering Requirement, which was June 28, 2018. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but it is not required to do so. Following the Escrow Break Anniversary, the Company will reimburse the Advisor for payment of the O&O Costs ratably over a 36-month period; provided, however, that the Company shall not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds of the Offering (the “1% Cap”), as of such payment date. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period.

As of March 31, 2019 and December 31, 2018, the Advisor has incurred $4,966,456 and $4,587,373, respectively, of O&O Costs on the Company’s behalf. The Company’s obligation is limited to the 1% Cap, less any reimbursement payments made by the Company to the Advisor for O&O costs incurred, which at March 31, 2019 and December 31, 2018 was $67,547 and $39,406, respectively, and is included within Due to related parties in the accompanying consolidated balance sheets. As of March 31, 2019 and December 31, 2018, organizational costs of $763 and $449, respectively, were expensed and included within general and administrative expenses, and offering costs of $66,784 and $38,957, respectively, were charged to stockholders’ equity. The Company’s reimbursement liability for these amounts will be paid ratably over 36-months beginning on the Escrow Break Anniversary.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Income Taxes

For tax years beginning after December 31, 2018, the Company intends to elect to be taxed as a REIT and to comply with the related provisions under the Internal Revenue Code of 1986, as amended. Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership, minimum distribution and other requirements are met. The Company expects to have little or no taxable income prior to electing REIT status. To qualify as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company may also be subject to certain state, local and franchise taxes. If the Company fails to meet these requirements, it will be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders.

The Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from the Company’s estimates under different assumptions or conditions.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with previous U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures required by ASC 840 for all periods presented under that standard. Further, ASU No. 2018-11 contains a new practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842), Codification Improvements, to clarify certain application and transitional disclosure aspects of the new leases standard. The amendments address determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers and clarify interim period transition disclosure requirements, among other issues. The guidance in ASUs 2016-02, 2018-10, 2018-11 and 2018-20 is effective beginning January 1, 2019, with early adoption permitted; whereas the guidance in ASU 2019-01 is effective beginning January 1, 2020, with early adoption permitted. The Company adopted the abovementioned standards on January 1, 2019 using the effective date as the date of initial application. Therefore, pursuant to this transition method financial information was not updated and the disclosures required under the new leases standards were not provided for dates and periods before January 1, 2019. The adoption of this guidance did not have an impact on the Company’s unaudited consolidated financial statements.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

New Accounting Pronouncements

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides certain information about the Delshah Loan:

Loan Type	Loan Amount	Loan Term	Coupon	Amortization	Loan-to-Value(1)
Mezzanine Loan	$18,000,000	10 years	9.10% subject to a potential increase in year six	Interest only	83.14%

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

As of March 31, 2019 and December 31, 2018, the Company had repurchased participation interests in the Delshah Loan from CFI totaling $400,000, increasing the Company’s total interest to $1,300,000 and representing a 7.22% ownership interest in the Delshah Loan.

During the three months ended March 31, 2019 and March 31, 2018, the Company earned interest income, net of $29,575 and $0, respectively, on the Delshah Loan, consisting of $409,500 and $0, respectively, of total interest less $379,925 and $0, respectively, of interest income related to loan participations sold.

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

The following table provides certain information about the East 12th Street Loan:

Loan Type	Loan Amount	Initial Funding	Loan Term	Coupon	Amortization	Loan-to-Value(1)
Mezzanine Loan	$8,990,000	$6,830,000	3 years with two, 1-year extension options	LIBOR +9.25%	Interest only	84.28%

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

Subsequent to the date the East 12th Street Loan was originated, the Company and CFI have advanced $257,923 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $1,402,077. At March 31, 2019, the total funded amount for the East 12th Street Loan was $7,087,923, and the portion of the East 12th Street Loan withheld for capital expenditure and marketing costs was unchanged from the initial balance of $500,000.

As of March 31, 2019 and December 31, 2018, the Company had repurchased participation interests in the East 12th Street Loan from CFI in the amount of $3,600,000 and $1,150,000, respectively, increasing the Company’s total interest in the East 12th Street Loan to 72.30% and 37.22%, respectively.

During the three months ended March 31, 2019 and March 31, 2018, the Company earned interest income, net of $125,377 and $0, respectively, on the East 12th Street Loan, consisting of $206,420 and $0, respectively, of total interest less $81,043 and $0, respectively, of interest income related to loan participations sold.

The following table summarizes the activity on the loans at March 31, 2019.

Activity	Delshah Loan	RIT Participation Interest %	Total Delshah Loan	East 12th Street Loan	RIT Participation Interest %	Total East 12th Street Loan	Total Loans
Total Loan Amount	$18,000,000		$18,000,000	$8,990,000		$8,990,000	$26,990,000

Initial Funding	18,000,000	100.00%	18,000,000	6,830,000	100.00%	6,830,000	24,830,000
Interest Participation Sale	(17,100,000)	-95%	—	(5,435,000)	-79.58%	—	—
Ownership	900,000	5.00%	18,000,000	1,395,000	20.42%	6,830,000	24,830,000
Advance for Interest Shortfall	—	—	—	257,923	—	257,923	257,923
Interest Participation Sale - Interest Shortfall	—	—	—	(128,605)	—	—	—
RIT Interest Participation Purchase	400,000	2.22%	—	3,600,000	51.88%	—	—
Ownership	$1,300,000	7.22%	$18,000,000	$5,124,318	72.30%	$7,087,923	$25,087,923

During the three months ended March 31, 2019 and March 31, 2018, the Company earned total interest income, net of $154,950 and $0, respectively, which was comprised of total Interest income of $615,920 and $0, respectively, less Interest income related to loan participations sold of $460,970 and $0, respectively.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentration of Credit Risk

The following table presents the geography and property type of collateral underlying the Company’s Commercial mortgage loans, held for investment as a percentage of the loan’s carrying value as of March 31, 2019 and December 31, 2018:

Geography	Collateral Property Type	Percentage
New York	Multifamily	100%

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

As of March 31, 2019 and December 31, 2018, the Company had repurchased participation interests in the Delshah Loan from CFI totaling $400,000, increasing the Company’s total interest to $1,300,000, representing a 7.22% interest in the Delshah Loan.

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

As of March 31, 2019 and December 31, 2018, the Company had repurchased participation interests in the East 12th Street Loan from CFI in the amount of $3,600,000 and $1,150,000, respectively, and had made interest shortfall fundings of $129,318 and $18,509, respectively, increasing the Company’s total interest to $5,124,318 and $2,563,509, respectively, representing a 72.30% and 37.22% interest, respectively, in the East 12th Street Loan.

Note 5 – Stockholders’ Equity

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company determines its net asset value as of the end of each quarter. Net asset value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O costs, with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. As of March 31, 2019, the per share purchase price for shares of common stock in the Primary Offering was $24.47 per Class A share, $23.72 per Class T share and $23.25 per Class I share. The price for each class of shares of common stock in the Company’s DRP was $23.25. The Company’s board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less applicable support from CFI of a portion of selling commissions and dealer manager fees (as described below).

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of March 31, 2019, the Company’s total number of authorized shares of common stock was 410,000,000 consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 50,000,000 of Class I authorized common shares. The Company has the right to reallocate the shares of common stock offered between the Primary Offering and the DRP. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares will be lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the Primary Offering.

CFI pays a portion of selling commissions and all of the dealer manager fees (“Sponsor Support”), up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. Selling commissions and dealer manager fees are presented net of Sponsor Support on the Company’s consolidated statements of stockholders’ equity. The Company will reimburse Sponsor Support (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement (as defined below) by the Company or by the Advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital.

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

As of March 31, 2019, the Company had sold 277,609 shares of its common stock (consisting of 190,355 Class A shares and 87,254 Class I shares) in the Offering for aggregate net proceeds of $6,605,730. As of December 31, 2018, the Company had sold 161,268 shares of its common stock (consisting of 74,129 Class A shares and 87,139 Class I shares) in the Offering for aggregate net proceeds of $3,900,801.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Distributions

The Company’s board of directors authorized, and the Company declared, distributions through August 14, 2019, in an amount equal to $0.004357260 per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

As of March 31, 2019 and December 31, 2018, the Company has declared distributions of $154,379 and $56,766, respectively, of which $36,387 and $22,214, respectively, was unpaid as of the respective reporting dates and has been recorded as distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of March 31, 2019 were paid during April 2019. As of March 31, 2019 and December 31, 2018, distributions reinvested pursuant to the Company’s DRP were $12,522 and $3,368, respectively.

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

The Company has not received any requests to repurchase any shares of its common stock as of March 31, 2019.

Non-controlling Interest

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. This investment has been recorded as non-controlling interest on the consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Related Party Transactions

Repurchases of Participation Interest in the East 12th Street Loan

During the three months ended March 31, 2019, the Company repurchased participation interests in the East 12th Street Loan from CFI in the amount of $2,450,000, increasing the Company’s total interest to $5,124,318 and representing a 72.30% ownership interest in the East 12th Street Loan.

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

The Advisor has agreed to pay for all O&O Costs on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) through the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. The Company will begin reimbursing the Advisor for such costs ratably over the 36 months following the Escrow Break Anniversary; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs to be paid to the Advisor to exceed the 1% Cap as of such reimbursement date. As of March 31, 2019 and December 31, 2018, the Advisor had incurred $4,966,456 and $4,587,373, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The Company’s obligation is limited to the 1% Cap, less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which at March 31, 2019 and December 31, 2018 is $67,547 and $39,406, respectively, and is included within Due to related party in the accompanying consolidated balance sheets. As of March 31, 2019 and December 31, 2018, organizational costs of $763 and $449, respectively, were expensed and included within general and administrative expenses and offering costs of $66,784 and $38,957 were charged to stockholders’ equity. The Company’s reimbursement liability for these amounts will be paid ratably over 36-months beginning on the Escrow Break Anniversary.

Acquisition Expenses. The Company does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of March 31, 2019 or December 31, 2018.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of March 31, 2019, the Company had not sold any Class T shares in the Offering, and as such, had not incurred any distribution fees.

Origination Fees. The Company will pay the Advisor up to 1.0% of the amount funded by the Company to originate commercial real estate-related loans, but only if and to the extent there is a corresponding fee paid by the borrower to the Company. During the three months ended March 31, 2019 and March 31, 2018, no origination fees were paid or incurred.

Asset Management Fees. Asset management fees are due to the Advisor and consist of monthly fees equal to one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment. For the three months ended March 31, 2019, the Company incurred asset management fees of $17,422. The asset management fee related to the month of March 2019 of $6,309 is unpaid as of March 31, 2019, and has been included within due to related party on the consolidated balance sheet. There were no asset management fees incurred during the three months ended March 31, 2018. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning on October 1, 2019, the Company will be subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2019, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. As of March 31, 2019, the Company has accrued but not reimbursed any of the $108,485 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

During the three months ended March 31, 2019 and March 31, 2018, the Company did not incur any operating expenses reimbursable to the Advisor.

Reimbursable operating expenses include personnel and related employment costs incurred by the Advisor or its Affiliates in performing the services described in the Advisory Agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At March 31, 2019, all of these expenses remain unpaid and are included within Due to related party on the accompanying consolidated balance sheet.

As of March 31, 2019, the total amount of unreimbursed operating expenses was $1,613,770. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the three months ended March 31, 2019 which were not invoiced to the Company amounted to $419,067.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of March 31, 2019 and December 31, 2018, no disposition fees have been incurred by the Company.

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

As of March 31, 2019, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in this paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from the Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of March 31, 2019 and December 31, 2018, CFI has paid Sponsor Support totaling $168,110 and $53,564, respectively, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances. The following summarizes these fees:

Selling Commissions. Selling commissions payable to the Dealer Manager consist of (i) up to 1.0% of gross offering proceeds paid by CFI for Class A shares and Class T shares and (ii) up to 5.0% and 2.0% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the Primary Offering. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions are payable with respect to Class I shares. As of March 31, 2019 and December 31, 2018, the Company has incurred $179,770 and $47,700 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheet. At March 31, 2019 and December 31, 2018, $30,895 and $7,950 of Sponsor Support, respectively, has been recorded and $30,085 and $6,200, respectively, has been reimbursed by CFI. During the second quarter of 2019, the Company received the remaining Sponsor Support for selling commissions of $810 related to the three months ended March 31, 2019.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the Primary Offering, all of which will be paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. As of March 31, 2019 and December 31, 2018, the Company has recorded $139,772 and $55,626 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheet. As of March 31, 2019 and December 31, 2018, all of the Sponsor Support related to dealer manager fees has been recorded and $138,025 and $47,364, respectively, has been reimbursed by CFI. During the second quarter of 2019, the Company received the remaining Sponsor Support for dealer manager fees of $1,747 related to the three months ended March 31, 2019.

The following table summarizes the above mentioned fees and expenses incurred by the Company for the three months ended March 31, 2019:

		Due to related party as of	Three months ended March 31, 2019		Due to related party as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2018	Incurred	Paid	March 31, 2019
Management Fees
Asset management fees	Management fees	$3,730	$17,422	$14,843	$6,309
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	98,992	7,003	—	105,995
Operating expenses(1)	Prepaid expenses	9,493	(7,003)	—	2,490
Organization expenses(2)	General and administrative expenses	449	314	—	763
Offering costs(2)	Additional paid-in capital	38,957	27,827	—	66,784
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	148,875	148,875	—
Total		$151,621	$194,438	$163,718	$182,341
Note:

(1) As of March 31, 2019, the Advisor has incurred, on behalf of the Company, a total of $1,613,770 in Unreimbursed Operating Expenses, including a total of $419,067 during the three months ended March 31, 2019 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of March 31, 2019, the Advisor has incurred, on behalf of the Company, a total of $4,966,456 of O&O Costs, of which the Company’s obligation is limited to $67,547, pursuant to the 1% Cap.

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

As of March 31, 2019, CFI has invested $2,200,001 in the Company through the purchase of 88,180 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 80,000 Class I shares for an aggregate purchase price of $2,000,000).

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sponsor Support

Our sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by us or by the Advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital. As of March 31, 2019, CFI has paid Sponsor Support totaling $168,110.

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

Note 8 – Commitments and Contingencies

As of March 31, 2019 and December 31, 2018, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it.

Note 9 – Fair Value Measurements

Under normal market conditions, the fair value of an investment is the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). Additionally, there is a hierarchal framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and the state of the market place, including the existence and transparency of transactions between market participants. Investments with readily available active quoted prices or for which/ fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Commercial mortgage loans, held for investment and Loan participations sold — The fair value is estimated by discounting the expected cash inflows and outflows based on the market interest rates for similar loans to the Company’s Commercial mortgage loans, held for investment and Loan participations sold, which the Company believes to be equal to the contractual interest rate as of the measurement date. The Company determined that the market interest rates as of March 31, 2019 for both the Delshah Loan and the East 12th Street Loan were equal to their contractual interest rates. As of March 31, 2019 and December 31, 2018, the estimated fair value of the Company’s Commercial mortgage loans, held for investment was $25,087,923 and $24,886,944, respectively. As of March 31, 2019 and December 31, 2018, the estimated fair value of the Company’s Loan participations sold was $18,663,607 and $21,023,435, respectively. The Company has not elected the fair value option to account for its Commercial mortgage loans, held for investment or Loan participations sold.

Other financial instruments — The Company considers the carrying values of its Cash and cash equivalents, Due from related party, Accrued interest receivable, Prepaid expenses, Accounts payable and accrued expenses, Distributions payable, Accrued interest payable and Due to related party to approximate their fair values because of the short period of time between their origination and their expected realization as well as their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.

The following table details the principal balance, carrying value, and fair value of the Company’s financial assets and liabilities as of March 31, 2019:

			Fair Value
	Principal Balance	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$333,487	$333,487	$333,487	$—	$—	$333,487
Commercial mortgage loans, held for investment	25,087,923	25,087,923	—	—	25,087,923	25,087,923

Liabilities
Loan participations sold	$18,663,607	$18,663,607	$—	$—	$18,663,607	$18,663,607

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

Note 10 – Subsequent Events

Purchase of Additional Participation Interests and Interest Shortfall - East 12th Street Loan

Subsequent to March 31, 2019, the Company repurchased participation interests in the East 12th Street Loan from CFI in the amount of $350,000. As of May 15, 2019, the Company’s total interest in the East 12th Street Loan was 77.19%.

Subsequent to March 31, 2019, the Company and CFI advanced $141,759 to cover the interest shortfall on the East 12th Street Loan. As of May 15, 2019, the total funded amount for the East 12th Street Loan was $7,229,682.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Status of the Offering

As of May 14, 2019, the Company had sold an aggregate of 321,163 shares of its common stock (consisting of 225,533 Class A shares, 7,216 Class T shares, and 88,414 Class I shares) in the Offering resulting in net proceeds of $7,611,517 to the Company as payment for such shares.

Distributions

On May 14, 2019, the board of directors authorized, and the Company declared, distributions for the period from May 15, 2019 to August 14, 2019, in an amount equal to $.004357260 per day per share (or approximately $1.59 on an annual basis). Distributions will be payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about Rodin Income Trust, Inc.’s (the “Company”) business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Risk Factors” in the Company’s Registration Statement on Form S-11 (File No. 333-221814) (the “Registration Statement”), under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and elsewhere in this Quarterly Report on Form 10-Q. The Company does not undertake to revise or update any forward-looking statements.

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

Factors that could cause the Company’s results to be materially different include, but are not limited to the following:

•	the ability of the Company’s to successfully raise capital in the Offering (as defined below);
•

the Company’s dependence on the resources and personnel of Rodin Income Advisors, LLC (the “Advisor”), Cantor Fitzgerald Investors, LLC (“CFI”), and their affiliates, including the Advisor’s ability to source and close on attractive investment opportunities on the Company’s behalf;

•	the performance of the Advisor and CFI;
•	the Company’s ability to deploy capital quickly and successfully and achieve a diversified portfolio consistent with target asset classes;
•	the Company’s ability to access financing for its investments;
•	the Company’s liquidity;
•	the Company’s ability to make distributions to its stockholders, including from sources other than cash flow from operations;
•	the effect of paying distributions to stockholders from sources other than cash flow provided by operations;
•	the lack of a public trading market for the Company’s shares;
•	the impact of economic conditions on the Company’s borrowers, tenants and others who we depend on to make payments to the Company
•	the Advisor’s ability to attract and retain sufficient personnel to support the Company’s growth and operations;
•	the Company’s limited operating history;
•	difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	changes in the Company’s business or investment strategy;
•	environmental compliance costs and liabilities;
•	any failure in the Advisor’s due diligence to identify all relevant facts in the Company’s underwriting process or otherwise;
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
•

changes in laws or regulations governing various aspects of the Company’s business and non-traded REITs generally, including, but not limited to, changes implemented by the Department of Labor, the Securities & Exchange Commission (the “SEC”), or the Financial Industry Regulatory Authority and changes to laws governing the taxation of REITs;

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

The foregoing list of factors is not exhaustive. Factors that could have a material adverse effect on the Company’s operations and future prospects are set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The factors set forth in the Risk Factors section could cause the Company’s actual results to differ significantly from those contained in any forward-looking statement contained in this Quarterly Report on Form 10-Q.

Overview

The Company is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”), commencing with its 2019 tax year. The Company is externally managed by the Advisor, a Delaware limited liability company and wholly-owned subsidiary of the Company’s sponsor, CFI. The Company focuses on originating mortgage and mezzanine loans secured mainly by commercial real estate located primarily in the U.S., United Kingdom, and other European Countries. The Company may also invest in commercial real estate securities and properties. Commercial real estate investments may include mortgage loans, subordinated mortgage and non-mortgage interests, including preferred equity investments and mezzanine loans, and participations in such instruments. Commercial real estate securities may include CMBS, unsecured debt of publicly traded REITs, debt or equity securities of publicly traded real estate companies and structured notes.

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

On January 22, 2016, the Company was capitalized with a $200,001 investment by CFI. The Company’s Registration Statement for the Offering was declared effective by the SEC on May 2, 2018. As of June 28, 2018, the Company satisfied the Minimum Offering Requirement as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share. As of May 14, 2019, the Company had sold 224,894 Class A shares, 7,216 Class T shares, and 88,206 Class I shares of common stock in the Primary Offering, as well as 639 Class A shares, 0 Class T shares, and 208 Class I shares in the DRP for aggregate net proceeds of $7,611,517.

The Company determines its NAV as of the end of each quarter. NAV, as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O Costs (as defined below), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. The board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less Sponsor Support, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company intends to publish any adjustment to the NAV and the corresponding adjustments to the offering prices of its shares ordinarily within 45 days after the end of the applicable fiscal quarter. As of March 31, 2019, the Company’s NAV was $23.26 per Class A share, $23.26 per Class T share and $23.26 per Class I share. Accordingly, effective May 22, 2019, the new offering price will be $24.48 per Class A share, $23.73 per Class T share and $23.26 per Class I share. For further discussion of the Company’s NAV calculation, please see “Net Asset Value”.

As of March 31, 2019, the Company had made the following investments (collectively, the “Investments”):

•

The Company originated, through an indirect subsidiary RIT Lending, an $18 million fixed rate mezzanine loan (the “Delshah Loan”) to DS Brooklyn Portfolio Mezz LLC (the “Mezzanine Borrower”), an affiliate of Delshah Capital Limited (“Delshah”), for the acquisition of a 28-property multifamily portfolio by Delshah located in Brooklyn and Manhattan, NY (each a “Property” and collectively the “Portfolio”).

•

The Company also originated, through RIT Lending, an $8.99 million floating-rate mezzanine loan (the “East 12th Street Loan”), to DS 531 E. 12th Mezz LLC (the “East 12th Street Mezzanine Borrower”), an affiliate of Delshah, for the acquisition of a multifamily property by Delshah located in Manhattan, NY (the “East 12th Street Property”). Approximately $6.83 million of the East 12th Street Loan was funded at closing. As of March 31, 2019, approximately $7.09 million of the East 12th Street Loan has been funded.

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

The Company is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Operating Highlights

First Quarter of 2019 Activity

•	Repurchased participation interest in the East 12th Street Loan from CFI in the amount of $2,450,000.
•	Issued approximately 116,341 shares of common stock in the Offering for gross proceeds of approximately $2.81 million.

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

Note:(1) Loan-to-Value is calculated as of the date the Delshah Loan was originated.

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

The following table provides certain information about the East 12th Street Loan:

Loan Type	Loan Amount	Initial Funding	Loan Term	Coupon	Amortization	Loan-to-Value(1)
Mezzanine Loan	$8,990,000	$6,830,000	3 years with two, 1-year extension options	LIBOR +9.25%	Interest only	84.28%
Note:	(1) Loan-to-Value is calculated as of the date the East 12th Street Loan was originated and only includes amounts funded on the date of origination.

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

Subsequent to the date the East 12th Street Loan was originated, the Company and CFI have advanced $257,923 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $1,402,077. At March 31, 2019, the total funded amount for the East 12th Street Loan was $7,087,923, and the portion of the East 12th Street Loan withheld for capital expenditure and marketing costs was unchanged from the initial balance of $500,000.

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

As of March 31, 2019, the Company had repurchased participation interests in the Delshah Loan from CFI in the amount of $400,000, increasing the Company’s total interest to $1,300,000 and representing a 7.22% ownership interest in the Delshah Loan.

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

As of March 31, 2019, the Company had repurchased participation interests in the East 12th Street Loan from CFI in the amount of $3,600,000, increasing the Company’s total interest in the East 12th Street Loan to 72.30%.

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

The Advisor has agreed to pay for all of the O&O Costs on the Company’s behalf through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which will be June 28, 2019 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap (as defined below). The Company will begin reimbursing the Advisor for such costs ratably over the 36 months following the Escrow Break Anniversary; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs to be paid to the Advisor to exceed the 1% Cap (as defined below) as of such reimbursement date. As of March 31, 2019 and December 31, 2018, the Advisor had incurred $4,966,456 and $4,587,373, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The Company’s obligation is limited to 1% of gross offering proceeds of the Offering (the “1% Cap”), less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which at March 31, 2019 and December 31, 2018 is $67,547 and $39,406, respectively. As of March 31, 2019 and December 31, 2018, organizational costs were $763 and $449, respectively, and offering costs were $66,784 and $38,957, respectively. The Company’s reimbursement liability for these amounts will be paid ratably over 36-months beginning on the Escrow Break Anniversary.

Acquisition Expenses. The Company does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of March 31, 2019 or December 31, 2018.

Origination Fees. The Company will pay the Advisor up to 1.0% of the amount funded by the Company to originate commercial real estate-related loans, but only if and to the extent there is a corresponding fee paid by the borrower to the Company. During the three months ended March 31, 2019 and March 31, 2018, no origination fees were paid or incurred.

Asset Management Fees. Asset management fees are due to the Advisor and consist of monthly fees equal to one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment. For the three months ended March 31, 2019, the Company incurred asset management fees of $17,422. The asset management fee related to the month of March 2019 of $6,309 is unpaid as of March 31, 2019. There were no asset management fees incurred during the three months ended March 31, 2018. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

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

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning on October 1, 2019, the Company will be subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2019, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. As of March 31, 2019, the Company has accrued but not reimbursed any of the $108,485 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

During the three months ended March 31, 2019 and March 31, 2018, the Company did not incur any operating expenses reimbursable to the Advisor.

Reimbursable operating expenses include personnel and related employment costs incurred by the Advisor or its affiliates in performing the services described in the Advisory Agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At March 31, 2019, all of these expenses remain unpaid.

As of March 31, 2019, the total amount of unreimbursed operating expenses was $1,613,770. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the three months ended March 31, 2019 which were not invoiced to the Company amounted to $419,067.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of March 31, 2019 and December 31, 2018, no disposition fees have been incurred by the Company.

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

As of March 31, 2019, the Company had not sold any Class T shares in the Offering, and as such, had not incurred any distribution fees.

The following table summarizes the above mentioned fees and expenses incurred by the Company for the three months ended March 31, 2019:

		Due to related party as of	Three months ended March 31, 2019		Due to related party as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2018	Incurred	Paid	March 31, 2019
Management Fees
Asset management fees	Management fees	$3,730	$17,422	$14,843	$6,309
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	98,992	7,003	—	105,995
Operating expenses(1)	Prepaid expenses	9,493	(7,003)	—	2,490
Organization expenses(2)	General and administrative expenses	449	314	—	763
Offering costs(2)	Additional paid-in capital	38,957	27,827	—	66,784
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	148,875	148,875	—
Total		$151,621	$194,438	$163,718	$182,341
Note:

(1) As of March 31, 2019, the Advisor has incurred, on behalf of the Company, a total of $1,613,770 in Unreimbursed Operating Expenses, including a total of $419,067 during the three months ended March 31, 2019 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of March 31, 2019, the Advisor has incurred, on behalf of the Company, a total of $4,966,456 of O&O Costs, of which the Company’s obligation is limited to $67,547, pursuant to the 1% Cap.

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

As of March 31, 2019, CFI has invested $2,200,001 in the Company through the purchase of 88,180 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 80,000 Class I shares for an aggregate purchase price of $2,000,000). CFI has agreed to abstain from voting any shares it acquires in any vote for the election of directors or any vote regarding the approval or termination of any contract with CFI or any of its affiliates.

Sponsor Support

Our sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by us or by the Advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital. As of March 31, 2019, CFI has paid Sponsor Support totaling $168,110.

Results of Operations

The Company commenced its principal operations upon successfully meeting its Minimum Offering Requirement on June 28, 2018. The Company is dependent upon the proceeds from the Offering in order to conduct its investment activities and intends to make investments with the capital received from the Offering.

Revenues

The Company’s revenues consist solely of net interest income earned from the Investments. The increase of $154,950 for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was due to the origination of the Investments. There was no interest income earned during the three months ended March 31, 2018.

General and Administrative Expenses

The Company’s general and administrative expenses consist primarily of operating expense reimbursements to the Advisor, as well as compensation to the Company’s independent board of directors relating to pro-rated annual compensation as well as attendance at a board of directors’ meeting. For the three months ended March 31, 2019 and March 31, 2018, the Company incurred general and administrative expenses of $35,646 and $5,223, respectively.

Management Fees

Pursuant to the Advisory Agreement with the Advisor and based upon the amount of Company’s current investments, the Company is required to pay the Advisor a monthly asset management fee and may pay a monthly property management fee for providing real estate-related services, including services related to originating investments and negotiating financing, as needed. The asset management fees of $17,422 incurred during the three months ended March 31, 2019 were related to the origination of the Investments. There were no asset management fees incurred during the three months ended March 31, 2018.

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

The following table presents a reconciliation of FFO to net income:

Three Months Ended March 31, 2019
Net Income	$101,882
Adjustments:
None	—
Funds from Operations	$101,882

The following table presents a reconciliation of FFO to MFFO:

Three Months Ended March 31, 2019
Funds from Operations	$101,882
Adjustments:
Other real estate investment related amortization	7,003
Organization expenses	314
Modified Funds from Operations	$109,199

Net Asset Value

On May 14, 2019, the Company’s board of directors approved an estimated NAV as of March 31, 2019 of $23.26 per share for Class A and Class I shares (there were no Class T shares outstanding as of March 31, 2019). The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

In performing the calculation of the estimated NAV per share, Stanger observed that the Company had originated two loans as of March 31, 2019, and that the Company’s NAV was comprised of cash and equivalents plus its interests in the Delshah Loan and the East 12th Street Loan, amounts due from related party and prepaid expense less accrued expenses, distributions payable and due to related party (excluding amounts owed to the Advisor for reimbursement of O&O consistent with the Company’s valuation procedures), as identified on the Company’s balance sheet. Stanger also considered any other amounts due to the Advisor or affiliates for repayment of Sponsor Support or amounts due to the Special Unit Holder upon a liquidation of the Company, for which no amounts were due as of March 31, 2019. There can be no assurance that a stockholder would realize $23.26 per share of Class A and I common stock if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s March 31, 2019 NAV does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O, and any operating expenses that have not been invoiced by the Advisor. The Company believes that the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternatives Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The purchase price per share for each class of the Company’s common stock will generally equal the prior quarter’s NAV per share, as determined quarterly, plus applicable selling commissions and dealer manager fees. The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares. While no Class T shares were outstanding as of March 31, 2019, the purchase price per share for Class T shares will be equal to the March 31, 2019 NAV per share of $23.26, plus applicable selling commissions and dealer manager fees.

Delshah Loan and East 12th Street Loan

In accordance with the Company’s valuation procedures, the Delshah Loan and the East 12th Street Loan (individually a “Loan Investment” and collectively the “Loan Investments”) were included in the determination of NAV at their estimated fair market value as of March 31, 2019, as determined by Stanger, as adjusted to reflect the Company’s interests in the Loan Investments, respectively, as of March 31, 2019. The Loan Investments estimated value was based upon taking, for each Loan Investment, the loan payments over the remaining anticipated term and discounting such payments to present value at a discount rate range equal to the current estimated market interest rate on financing similar to the applicable Loan Investments. To provide their opinion of value of the Loan Investments, Stanger first reviewed the terms of each of the Loan Investments as contained in the loan documents. Stanger then reviewed mezzanine loan market terms at or around March 31, 2019 to ascertain current market interest rate levels for loans similar to the Loan Investments. This review was conducted by (i) recent interviews of participants in the mezzanine / preferred equity market, (ii) reviewing recent mezzanine loan transactions, and (iii) reviewing published surveys available at or around March 31, 2019. Based on Stanger’s reviews above and taking into consideration the Loan Investments’ unique factors, including, but not limited to, loan-to-value (based on the appraised value range of the collateral), debt service coverage/debt yield, collateral property, financial information pertaining to the parent of the borrower, prepayment terms, and loan origination date, maturity date and extension terms, a market interest rate range was determined for each Loan Investment to utilize in the determination of the fair market value of the Loan Investments.

Specifically, it was determined that the current market interest rate for each Loan Investment equaled its contractual interest rate and, therefore, the Loan Investments estimated fair market value equaled the current balance outstanding as of March 31, 2019.

The following table provides a breakdown of the major components of the Company’s NAV:

Components of NAV	March 31, 2019
Cash and cash equivalents	$333,487
Commercial mortgage loans, held for investment(1)	6,424,316
Due from related party	2,557
Accrued interest receivable	171,755
Prepaid expenses	2,490
Accounts payable and accrued expenses	(22,027)
Distribution payable	(36,387)
Due to related party(2)	(114,794)
Accrued interest payable	(112,723)
Net Asset Value	$6,648,674
Number of outstanding shares	285,789
Note:	(1) Reflects the Company’s interest in the Loan Investments.

(2) Excludes $67,547 due to the Advisor for reimbursement of O&O costs, as described below.

NAV Per Share	Class A Shares	Class T Shares	Class I Shares	Total
Total Gross Assets at Fair Value	$4,817,407	$—	$2,117,198	$6,934,605
Due to related party	(79,746)	—	(35,048)	(114,794)
Other liabilities	(118,887)	—	(52,250)	(171,137)
Quarterly NAV	$4,618,774	$—	$2,029,900	$6,648,674
Number of outstanding shares	198,535	—	87,254	285,789
NAV per share	$23.26	$23.26	$23.26

The following table reconciles stockholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders' Equity to NAV	March 31, 2019
Stockholders' equity under U.S. GAAP	$6,581,127
Adjustments:
Organization and offering costs	67,547
NAV	$6,648,674

The following details the adjustments to reconcile U.S. GAAP stockholders’ equity to the Company’s NAV:

Organization and offering costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which will be June 28, 2019 (the “Escrow Break Anniversary”). Such costs will be reimbursed to the Advisor, ratably, by the Company, over 36 months beginning on June 29, 2019, subject to the 1% Cap. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Under U.S. GAAP, the Company's reimbursement liability pertaining to the O&O costs is included with Due to related party in the Company's consolidated balance sheet. For NAV, such costs will be recognized as a reduction in NAV as they are reimbursed.

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to the Company’s March 31, 2019 NAV for the changes in the effective contractual interest rates for the Delshah Loan and East 12th Street Loan, respectively:

Sensitivity Analysis	Range of NAV (Class A, I & T)
	Low	Concluded	High
Estimated Per Share NAV	$22.96	$23.26	$23.60
Estimated Market Interest Rate(1) - Delshah Loan	9.70%	9.24%	8.78%
Estimated Market Interest Rate(1) - East 12th Street Loan	12.51%	11.92%	11.32%
Note:	(1) As of March 31, 2019, the market interest rate was determined to be equal to the contractual interest rate for each of the Loan Investments.

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

The Company expects to use debt financing as a source of capital. The Company’s charter limits the Company from incurring debt if the Company’s borrowings exceed 300% of the cost of the Company’s net assets, which is estimated to approximate 75% of the cost of its tangible assets (before deducting depreciation or other non-cash reserves), though the Company may exceed this limit under certain circumstances. Once the Company has fully deployed the proceeds of the Offering, the Company expects its debt financing and other liabilities may likely be approximately 50% of the cost of its tangible assets (before adjusting for depreciation or other non-cash reserves), although it may exceed this level during the offering stage. As of March 31, 2019, the Company’s debt to tangible assets ratio was 5.1%.

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

The Company anticipates that over time adequate cash will be generated from operations to fund its operating and administrative expenses, continuing debt service obligations and the payment of distributions. However, the Company’s ability to finance its operations is subject to some uncertainties. The Company’s ability to generate working capital is dependent on its ability to make investments that generate cash flow. In general, the Company policy is to pay distributions from cash flow from operations, but should operations not be sufficient to fund cash distributions, the Company has entered into a distribution support agreement with CFI to purchase up to $5 million in Class I shares from the Company (less the amount of any shares purchased by CFI in order to satisfy the Minimum Offering Requirement), to provide additional cash support for distributions (the “Distribution Support Agreement”). However, if the Company has not generated sufficient cash flow from its operations and other sources, such as from the Distribution Support Agreement, or the Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, the Company may use the proceeds from the Offering for such purposes.

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Three Months
Ended March 31, 2019
Cash flows from operating activities	$93,690
Cash flows from investing activities	(2,560,807)
Cash flows from financing activities	2,621,353
Increase in cash and cash equivalents	$154,236

Operating Activities

During the three months ended March 31, 2019, net cash provided by operating activities was $93,690, compared to net cash used in operating activities of $86 during the three months ended March 31, 2018. The change was primarily due to an increase in net income of $107,105 offset by a net decrease in working capital accounts of $13,329.

Investing Activities

During the three months ended March 31, 2019, net cash used in investing activities was $2,560,807, compared to $0 during the three months ended March 31, 2018. The change was primarily due to repurchases of loan participation interest and shortfall interest fundings made in relation to the East 12th Street Loan.

Financing Activities

During the three months ended March 31, 2019, cash provided by financing activities was $2,621,353, compared to $0 during the three months ended March 31, 2018. The change was due to the proceeds received from the Offering, offset by distributions made.

Distributions

The Company’s board of directors authorized, and the Company declared, distributions through August 14, 2019, in an amount equal to $0.004357260 per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

The following table summarizes our distributions declared during the three months ended March 31, 2019.

	Three Months Ended March 31, 2019
	Amount	Percent
Distributions
Paid in cash	$52,072	54%
Payable	36,387	37%
Reinvested in shares	9,154	9%
Total distributions	$97,613	100%
Sources of Distributions:
Operating cash flows	$93,690	96%
Offering proceeds pursuant to Distribution Support Agreement	—	0%
Offering proceeds	3,923	4%
Total sources of distributions	$97,613	100%

During the three months ended March 31, 2019, the Company declared $97,613 of distributions to its shareholders, $36,387 of which was unpaid at March 31, 2019, compared to the Company’s total aggregate MFFO of $109,199 and the Company’s total aggregate net income of $101,882 for that period.

Election as a REIT

The Company intends to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its 2019 tax year. The Company believes that it will be organized and will operate in such a manner as to qualify for taxation as a REIT under the Code. The Company intends to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, the Company must distribute annually at least 90% of the Company’s REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, as well as federal income and excise taxes on its undistributed income.

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

Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments are accounted for in accordance with ASC 323. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of March 31, 2019, the Company did not have any investments in real-estate related assets, and as such, no impairment has been identified.

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

Income Taxes

The Company intends to elect and qualify to be taxed as a REIT and to comply with the related provisions under the Internal Revenue Code of 1986, as amended, beginning with the taxable year ending December 31, 2019. As a REIT, the Company will not be subject to U.S. federal income tax with respect to the portion of the Company’s income that meets certain criteria and is distributed annually to stockholders. The Company intends to operate in a manner that allows it to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The Company will monitor the business and transactions that may potentially impact the Company’s REIT status. If the Company were to fail to meet these requirements, it could be subject to U.S. federal income tax on the Company’s taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company would also be disqualified for the four taxable years following the year during which qualification was lost unless the Company was entitled to relief under specific statutory provisions.

The Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from the Company’s estimates under different assumptions or conditions.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with previous U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures required by ASC 840 for all periods presented under that standard. Further, ASU No. 2018-11 contains a new practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842), Codification Improvements, to clarify certain application and transitional disclosure aspects of the new leases standard. The amendments address determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers and clarify interim period transition disclosure requirements, among other issues. The guidance in ASUs 2016-02, 2018-10, 2018-11 and 2018-20 is effective beginning January 1, 2019, with early adoption permitted; whereas the guidance in ASU 2019-01 is effective beginning January 1, 2020, with early adoption permitted. The Company adopted the abovementioned standards on January 1, 2019 using the effective date as the date of initial application. Therefore, pursuant to this transition method financial information was not updated and the disclosures required under the new leases standards were not provided for dates and periods before January 1, 2019. The adoption of this guidance did not have an impact on the Company’s unaudited consolidated financial statements.

New Accounting Pronouncements

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

Off-Balance Sheet Arrangements

As of March 31, 2019, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

As of March 31, 2019, the Company does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Subsequent Events

Purchase of Additional Participation Interests and Interest Shortfall - East 12th Street Loan

Subsequent to March 31, 2019, the Company repurchased participation interests in the East 12th Street Loan from CFI in the amount of $350,000. As of May 15, 2019, the Company’s total interest in the East 12th Street Loan was 77.19%.

Subsequent to March 31, 2019, the Company and CFI advanced $141,759 to cover the interest shortfall on the East 12th Street Loan. As of May 15, 2019, the total funded amount for the East 12th Street Loan was $7,229,682.

Status of the Offering

As of May 14, 2019, the Company had sold an aggregate of 321,163 shares of its common stock (consisting of 225,533 Class A shares, 7,216 Class T shares, and 88,414 Class I shares) in the Offering resulting in net proceeds of $7,611,517 to the Company as payment for such shares.

Distributions

On May 14, 2019, the board of directors authorized, and the Company declared, distributions for the period from May 15, 2019 to August 14, 2019, in an amount equal to $.004357260 per day per share (or approximately $1.59 on an annual basis). Distributions will be payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure will be interest rate risk with respect to its indebtedness, credit risk and market risk with respect to use of derivative financial instruments for hedging purposes and foreign currency risk relating to investments made outside of the United States. As of March 31, 2019, the Company had no borrowings and has not used any derivative financial instruments.

Interest Rate Risk

As of March 31, 2019, the Company had originated a floating rate commercial mortgage loan, held for investment in the amount of $8,990,000 relating to the East 12th Street Loan, that is exposed to interest rate changes in LIBOR. The loan is subject to an interest rate floor to mitigate some of the negative impact interest rates would have on the Company’s consolidated financial statements. As of March 31, 2019, the increase in LIBOR has had a positive effect on the Company’s net income.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2019, the Company was not involved in any material legal proceedings.

Item 1A. Risk Factors.

The Company has disclosed in Part 1. Item 1A. –“Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 333-221814), filed with the SEC, risk factors which materially affect its business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed, except as noted below. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2018 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

If we pay cash distributions from sources other than our cash flow from operations, we will have less funds available for investments and your overall return may be reduced.

Our organizational documents do not restrict us from paying distributions from any source and do not restrict the amount of distributions we may pay from any source, including proceeds from this offering or the proceeds from the issuance of securities in the future, other third party borrowings, advances from the Advisor or sponsor or from the Advisor’s deferral or waiver of its fees under the Advisory Agreement. Distributions paid from sources other than current or accumulated earnings and profits, particularly during the period before we have substantially invested the net proceeds from this offering may constitute a return of capital for tax purposes. From time to time, particularly during the period before we have substantially invested the net proceeds from this offering, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations we may make distributions in excess of our cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement. If we fund distributions from financings, the net proceeds from this offering or sources other than our cash flow from operations, we will have less funds available for investment in real estate-related loans, real estate-related debt securities and other real estate-related investments and your overall return may be reduced. In addition, if the aggregate amount of cash we distribute to stockholders in any given year exceeds the amount of our taxable income generated during the year, the excess amount will either be (1) a return of capital or (2) a gain from the sale or exchange of property to the extent that a stockholder’s basis in our common stock equals or is reduced to zero as the result of our current or prior year distributions. Such distributions may effectively dilute or reduce the value of the stockholders remaining interest in our company’s net asset value.

Pursuant to the Distribution Support Agreement, in certain circumstances where our cash distributions exceed MFFO, our sponsor will purchase up to $5.0 million of Class I shares (including the $2.0 million of shares purchased to satisfy the minimum offering) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to you. The sale of these shares will result in the dilution of the ownership interests of our public stockholders. Other than the shares purchased to satisfy our minimum offering requirement, as of March 31, 2019, our sponsor has not purchased any Class I shares pursuant to our distribution support agreement. Upon termination or expiration of the distribution support agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments, we may have to reduce our distribution rate, our net asset value may be negatively impacted and your overall return may be reduced. As of March 31, 2019, we have declared distributions of $154,379, of which 39% were paid using proceeds from the Offering.

Our NAV per share may materially change from quarter to quarter if the valuations of our assets materially change from prior valuation or the actual operating results materially differ from what we originally budgeted, including as a result of the Advisor invoicing us for previously unbilled operating expenses.

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

The Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become our obligations. Without these provisions in the Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of ours, which, in turn, would likely have a negative effect on our NAV per share. The Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% limitation. The incurrence of previously unbilled operating expenses will likely have a negative effect on our NAV per share. As of March 31, 2019, the Advisor has incurred, on our behalf, a total of $1,613,770 in Unreimbursed Operating Expenses, including a total of $419,067 for which the Advisor has not invoiced us for reimbursement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2019, the Company did not complete any sales of unregistered securities.

Use of Proceeds

On May 2, 2018, the Company’s Registration Statement on Form S-11 (Form No. 333-221814), was declared effective by the SEC. On June 28, 2018, the Company satisfied the Minimum Offering Requirement as a result of CFI’s purchase of $2.0 million in Class I shares. As of March 31, 2019, the Company’s NAV was $23.26 per Class A share, $23.26 per Class T share and $23.26 per class I share, plus applicable selling commissions and dealer manager fees. Effective May 22, 2019, the new offering price will be $24.48 per Class A Share, $23.73 per Class T Share and $23.26 per Class I Share.

For the three months ended March 31, 2019, the Company issued the following shares of common stock and raised the following gross proceeds in connection with the Offering.

	Shares sold	Gross offering proceeds
Offering	116,341	$2,814,054

For the period from the commencement of the Offering through March 31, 2019, the Company issued 277,609 shares of common stock generating total gross proceeds of $6,754,605 in the Offering.

During the period from the commencement of the Offering through March 31, 2019, the Company also incurred $148,875 in selling commissions net of Sponsor Support in connection with the issuance and distribution of its registered securities.

The net proceeds received from the Offering, after deducting the total expenses incurred as described above, were $6,605,730.

During the three months ended March 31, 2019, the Company used proceeds of $2,450,000 to make repurchases of participation interests in the East 12th Street Loan.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1	Form of Subscription Agreement (included as Appendix A to the Prospectus dated April 29, 2019, filed with the SEC on April 30, 2019)

4.2	Form of Distribution Reinvestment Plan (included as Appendix B to the Prospectus dated April 29, 2019, filed with the SEC on April 30, 2019)

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*

Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following materials from Rodin Income Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Dated: May 15, 2019