Form 10-Q
period 2019-06-30
RODIN INCOME TRUST, INC.
filed 2019-08-14
CIK 1664780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

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

As of August 12, 2019, the registrant had 271,574 Class A shares, 95,033 Class I Shares, and 14,381 Class T shares of $0.01 par value common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

RODIN INCOME TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RODIN INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$295,294	$179,251
Commercial mortgage loans, held for investment	25,302,770	24,886,944
Accrued interest receivable	166,691	169,768
Stock subscriptions receivable	45,404	—
Prepaid expenses	27,359	9,493
Due from related party	1,999	10,012
Total assets	$25,839,517	$25,255,468
Liabilities and Equity
Liabilities
Loan participations sold	$16,907,029	$21,023,435
Due to related party	210,425	151,621
Accrued interest payable	90,677	136,057
Distributions payable	46,931	22,214
Accounts payable and accrued expenses	22,205	22,384
Total liabilities	17,277,267	21,355,711
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, and 266,544 and 82,309 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	2,665	823
Class T common stock, $0.01 par value per share, 200,000,000 shares authorized, and 8,480 and 0 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	85	—
Class I common stock, $0.01 par value per share, 50,000,000 shares authorized, and 94,914 and 87,139 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	949	871
Additional paid-in capital	8,663,829	4,060,151
Accumulated deficit and cumulative distributions	(106,278)	(163,088)
Total controlling interest	8,561,250	3,898,757
Non-controlling interests in subsidiaries	1,000	1,000
Total stockholders' equity	8,562,250	3,899,757
Total liabilities and stockholders' equity	$25,839,517	$25,255,468

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Interest income:
Interest income	$628,383	$—	$1,244,303	$—
Less: Interest income related to loan participations sold	(420,955)	—	(881,925)	—
Total interest income, net	207,428	—	362,378	—
Operating expenses:
General and administrative expenses	2,193	114,448	37,839	119,671
Management fees	22,786	—	40,208	—
Total operating expenses	24,979	114,448	78,047	119,671
Net income (loss)	$182,449	$(114,448)	$284,331	$(119,671)
Weighted average shares outstanding	328,742	10,827	289,061	9,471
Net income (loss) per common share - basic and diluted	$0.55	$(10.57)	$0.98	$(12.64)

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Stockholders' Equity
								Accumulated
	Common Stock						Additional	Deficit and	Non-
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2018	8,180	$82	—	$—	—	$—	$199,919	$—	$1,000	$201,001
Common stock issued	—	—	—	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—	—	—
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	(5,223)	—	(5,223)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—
Balance as of March 31, 2018	8,180	$82	—	$—	—	$—	$199,919	$(5,223)	$1,000	$195,778
Common stock issued	—	—	—	—	80,000	800	1,999,200	—	—	2,000,000
Distribution reinvestment	—	—	—	—	—	—	—	—	—	—
Offering costs, commissions and fees	—	—	—	—	—	—	(19,683)	—	—	(19,683)
Net income (loss)	—	—	—	—	—	—	—	(114,448)	—	(114,448)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2018	8,180	$82	—	$—	80,000	$800	$2,179,436	$(119,671)	$1,000	$2,061,647

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Stockholders' Equity
								Accumulated
	Common Stock						Additional	Deficit and	Non-
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2019	82,309	$823	—	$—	87,139	$871	$4,060,151	$(163,088)	$1,000	$3,899,757
Common stock issued	115,947	1,159	—	—	—	—	2,694,615	—	—	2,695,774
Distribution reinvestment	279	3	—	—	115	1	9,150	—	—	9,154
Offering costs, commissions and fees	—	—	—	—	—	—	(27,827)	—	—	(27,827)
Net income (loss)	—	—	—	—	—	—	—	101,882	—	101,882
Distributions declared on common stock	—	—	—	—	—	—	—	(97,613)	—	(97,613)
Balance as of March 31, 2019	198,535	$1,985	—	$—	87,254	$872	$6,736,089	$(158,819)	$1,000	$6,581,127
Common stock issued	67,641	676	8,480	85	7,524	76	1,936,288	—	—	1,937,125
Distribution reinvestment	368	4	—	—	136	1	11,719	—	—	11,724
Offering costs, commissions and fees	—	—	—	—	—	—	(20,267)	—	—	(20,267)
Net income (loss)	—	—	—	—	—	—	—	182,449	—	182,449
Distributions declared on common stock	—	—	—	—	—	—	—	(129,908)	—	(129,908)
Balance as of June 30, 2019	266,544	$2,665	8,480	$85	94,914	$949	$8,663,829	$(106,278)	$1,000	$8,562,250

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$284,331	$(119,671)
Changes in assets and liabilities:
Decrease in accrued interest receivable	3,077	—
(Increase) in prepaid expenses	(17,866)	(23,809)
Decrease in due from related party	8,013	—
Increase in due to related party	10,761	118,636
(Decrease) in accrued interest payable	(45,380)	—
(Decrease) in accounts payable and accrued expenses	(179)	—
Net cash provided by/(used in) operating activities	242,757	(24,844)
Cash flows from investing activities:
Repurchases of loan participation interest	(4,250,000)	—
Fundings of commercial mortgage loans, held for investment	(282,232)	—
Cash used in investing activities	(4,532,232)	—
Cash flows from financing activities:
Proceeds from issuance of common stock, net	4,587,444	2,000,317
Distributions	(181,926)	—
Net cash provided by financing activities	4,405,518	2,000,317
Net increase in cash and cash equivalents	116,043	1,975,473
Cash and cash equivalents, at beginning of period	$179,251	$201,001
Cash and cash equivalents, at end of period	$295,294	$2,176,474
Non-cash financing activities:
Distributions payable	$24,717	$—
Distribution reinvestment	$20,878	$—

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Business Purpose

Rodin Income Trust, Inc. (the “Company”) was formed on January 19, 2016 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes, commencing with its 2019 tax year. The Company’s consolidated financial statements include Rodin Income Trust Operating Partnership, L.P. (the “Operating Partnership”), RIT REIT Sub I, Inc. (“RIT REIT Sub I”), and RIT Lending, Inc. (“RIT Lending”). Both RIT REIT Sub I and RIT Lending are indirect wholly owned subsidiaries of the Company. Substantially all of the Company’s business is expected to be conducted through the Operating Partnership, a Delaware partnership formed on January 19, 2016. The Company is the sole general and a limited partner of the Operating Partnership. Unless the context otherwise requires, the “Company” refers to the Company and the Operating Partnership. The Company currently operates its business in one reportable segment, which focuses on originating mortgage or mezzanine loans, secured mainly by commercial real estate, and investing in participations of such loans.

On January 22, 2016, the Company was capitalized with a $200,001 investment by its sponsor, Cantor Fitzgerald Investors, LLC (“CFI”), through the purchase of 8,180 Class A shares of common stock. In addition, an indirect wholly owned subsidiary of CFI, Rodin Income Trust OP Holdings, LLC (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units, which is recorded as a non-controlling interest on the consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively. On June 28, 2018, the Company satisfied the minimum offering requirement for the Offering (the “Minimum Offering Requirement”) as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share.

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

As of June 30, 2019, the Company had made the following investments (collectively, the “Investments”):

•

The Company originated, through RIT Lending, an $18 million fixed rate mezzanine loan (the “Delshah Loan”) to DS Brooklyn Portfolio Mezz LLC (the “Mezzanine Borrower”), an affiliate of Delshah Capital Limited (“Delshah”) for the acquisition of a 28-property multifamily portfolio by Delshah located in Brooklyn and Manhattan, NY (each a “Property” and collectively the “Portfolio”). (See Note 3)

•

The Company also originated, through RIT lending, an $8.99 million floating-rate mezzanine loan (the “East 12th Street Loan”), to DS 531 E. 12th Mezz LLC (the “East 12th Street Mezzanine Borrower”), an affiliate of Delshah, for the acquisition of a multifamily property by Delshah located in Manhattan, NY (the “East 12th Street Property”). Approximately $6.83 million of the East 12th Street Loan was funded at closing. As of June 30, 2019, approximately $7.30 million of the East 12th Street Loan has been funded. (See Note 3)

The Company is externally managed by Rodin Income Advisors, LLC (the “Advisor”), a Delaware limited liability company and a wholly owned subsidiary of CFI. CFI is a wholly owned subsidiary of CFIM Holdings, LLC, which is a wholly owned subsidiary of Cantor Fitzgerald, L.P. (“CFLP”).

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

The Company evaluates all of its significant investments to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of June 30, 2019, the Company concluded that it did not have any investments in VIEs.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Commercial Mortgage Loans, Held for Investment

Commercial mortgage loans are generally intended to be held for investment and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. Commercial mortgage loans, held for investment that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate. Commercial mortgage loans where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value. As of June 30, 2019, the Company has originated two mezzanine loans.

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

Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of June 30, 2019, no impairment has been identified.

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

Stock Subscriptions Receivable

As prescribed by ASC Topic 505, Equity, Stock subscriptions receivable represent the purchase of common stock for which the Company has not yet received payment from the purchaser. As of June 30, 2019 and December 31, 2018, the amount of stock subscriptions receivable was $45,404 and $0, respectively. The amount outstanding as of June 30, 2019 was received by the Company during July 2019.

Due from Related Party

Due from related party includes amounts owed to the Company by CFI pursuant to the terms of the Sponsor Support Agreement for the reimbursement of selling commissions and dealer manager fees, which at June 30, 2019 and December 31, 2018 was $1,999 and $10,012, respectively. The amounts of Sponsor Support outstanding at June 30, 2019 and December 31, 2018 were received by the Company during July 2019 and January 2019, respectively.

Due to Related Party

Due to related party is comprised of amounts contractually owed by the Company for various services provided to the Company from a related party, which at June 30, 2019 and December 31, 2018 was $210,425 and $151,621, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses is comprised of amounts owed by the Company for compensation to the Company’s independent board of directors relating to pro-rated annual compensation as well as attendance at meetings of the board of directors, which at June 30, 2019 and December 31, 2018, was $22,205 and $22,384, respectively.

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was June 28, 2019 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but it is not required to do so. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs ratably over a 36-month period; provided, however, that the Company shall not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds of the Offering (the “1% Cap”), as of such payment date. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period. As of June 30, 2019, the Advisor has continued to pay all O&O Costs on behalf of the Company.

As of June 30, 2019 and December 31, 2018, the Advisor has incurred $5,496,735 and $4,587,373, respectively, of O&O Costs on the Company’s behalf. The Company’s obligation is limited to the 1% Cap, less any reimbursement payments made by the Company to the Advisor for O&O costs incurred, which at June 30, 2019 and December 31, 2018 was $85,613 and $39,406, respectively, and is included within Due to related parties in the accompanying consolidated balance sheets. As of June 30, 2019 and December 31, 2018, organizational costs of $846 and $449, respectively, were expensed and included within general and administrative expenses, and offering costs of $87,051 and $38,957, respectively, were charged to stockholders’ equity. As of June 30, 2019 and December 31, 2018, the Company has made reimbursement payments of $2,284 and $0, respectively, to the Advisor for O&O Costs incurred.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Income Taxes

For tax years beginning after December 31, 2018, the Company intends to elect to be taxed as a REIT and to comply with the related provisions under the Internal Revenue Code of 1986, as amended. Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income, share ownership, minimum distribution and other requirements are met. The Company expects to have little or no taxable income prior to electing REIT status. To qualify as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company may also be subject to certain state, local and franchise taxes. If the Company fails to meet these requirements, it will be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders.

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The ASU replaced certain previously existing revenue recognition guidance. Beginning January 1, 2018, companies are required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also includes additional disclosure requirements. The new revenue recognition guidance does not apply to revenues associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, and as a result, it did not have an impact on the elements of the Company’s consolidated statements of operations most closely associated with financial instruments, including revenues from Interest income. The new standard could have been adopted either retrospectively to prior reporting periods presented or as a cumulative effect adjustment as of the date of adoption. The Company adopted the new guidance on its required effective date of January 1, 2018 using the modified retrospective transition method applied to contracts that were not completed as of the adoption date. Accordingly, the new revenue standard is applied prospectively in the Company’s financial statements from January 1, 2018 onward and reported financial information for historical comparable periods is not revised and continues to be reported under the accounting standards in effect during those historical periods. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on the classification of a lease as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with previous U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures required by ASC 840 for all periods presented under that standard. Further, ASU No. 2018-11 contains a new practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842), Codification Improvements, to clarify certain application and transitional disclosure aspects of the new leases standard. The amendments address determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers and clarify interim period transition disclosure requirements, among other issues. The guidance in ASUs 2016-02, 2018-10, 2018-11 and 2018-20 is effective beginning January 1, 2019, with early adoption permitted; whereas the guidance in ASU 2019-01 is effective beginning January 1, 2020, with early adoption permitted. The Company adopted the abovementioned standards on January 1, 2019 using the effective date as the date of initial application. Therefore, pursuant to this transition method financial information was not updated and the disclosures required under the new leases standards were not provided for dates and periods before January 1, 2019. The adoption of this guidance did not have an impact on the Company’s unaudited consolidated financial statements.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination, the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Further, based on the amended guidance for available-for-sale debt securities, the Company will be required to use an allowance approach to recognize credit impairment, with the allowance to be limited to the amount by which the security’s fair value is less than its amortized cost basis; the Company may not consider the length of time fair value has been below amortized cost; and may not consider recoveries of fair value after the balance sheet date when assessing whether a credit loss exists. The new standard will become effective for the Company beginning January 1, 2020, under a modified retrospective approach, and early adoption is permitted. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to clarify that operating lease receivables accounted for under ASC 842, Leases, are not in the scope of the new credit losses guidance, and, instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU makes changes to the guidance introduced or amended by ASU No. 2016-13 to clarify the scope of the credit losses standard and address guidance related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other issues. In addition, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU allow entities, upon adoption of ASU No. 2016-13, to irrevocably elect the fair value option for financial instruments that were previously carried at amortized cost and are eligible for the fair value option under ASC 825-10, Financial Instruments: Overall. The amendments in ASUs No. 2018-19, 2019-04 and 2019-05 are required to be adopted concurrently with the guidance in ASU No. 2016-13. The Company plans to adopt the standards on their required effective date. Management is evaluating and planning for adoption and implementation of the new credit losses guidance, including forming an implementation team and continuing its assessment of the impact of the new guidance on the Company’s consolidated financial statements. Given the objective of the new standard, it is generally expected allowances for credit losses for the financial instruments within its scope would increase, however, the amount of any change will be dependent on the composition and quality of the Company’s portfolios at the adoption date as well as economic conditions and forecasts at that time.

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

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance was issued in response to stakeholders’ observations that Topic 810, Consolidation, could be improved in the areas of applying the VIE guidance to private companies under common control and in considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The new standard will become effective for the Company beginning January 1, 2020, with early adoption permitted, and must be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial statements.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Commercial Mortgage Loans, Held for Investment

NYC Multi-family Portfolio Mezzanine Loan

On September 21, 2018, the Company originated, through RIT Lending, the Delshah Loan to the Mezzanine Borrower, an affiliate of Delshah, for the acquisition of the Portfolio. The fee simple interest in the Portfolio is held by DS Brooklyn Portfolio Owner LLC, a single purpose limited liability company (the “Senior Borrower”) of which the Mezzanine Borrower owns 100% of the membership interests.

The Portfolio is comprised of 207 residential units and 19 commercial units that encompass 167,499 square feet.

The following table provides certain information about the Delshah Loan:

Loan Type	Loan Amount	Loan Term	Fixed Rate Coupon	Amortization	Loan-to-Value(1)
Mezzanine Loan	$18,000,000	10 years	9.10% subject to a potential increase on September 22, 2023	Interest only	83.14%

Note: (1) Loan-to-Value is calculated as of the date the Delshah Loan was originated.

The interest rate for the Delshah Loan for years one through five is 9.10%. Beginning on September 22, 2023, the interest rate for the Delshah Loan shall change to the greater of (i) 9.10% or (ii) 275 basis points over the then existing five year U.S. Treasury Note Yield (the “Mortgage Loan Interest Rate”). However, in the event certain conditions described in the Delshah Loan mezzanine loan agreement are not satisfied at the end of year five, the interest rate for the Delshah Loan shall increase to the greater of (i) 10.10% or (ii) 565 basis points over the Mortgage Loan Interest Rate in effect at the beginning of year six.

The Delshah Loan is secured by a pledge of 100% of the equity interests in the Senior Borrower. The Delshah Loan may be prepaid in its entirety, but not in part, subject to RIT Lending’s receipt of eighteen months of minimum interest. The term of the Delshah Loan is ten years, with no option to extend. The Portfolio is managed by an affiliate of the Borrower.

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

As of June 30, 2019 and December 31, 2018, the Company had repurchased participation interests in the Delshah Loan from CFI totaling $400,000, increasing the Company’s total interest to $1,300,000 and representing a 7.22% ownership interest in the Delshah Loan.

During the three months ended June 30, 2019 and June 30, 2018, the Company earned interest income, net of $29,904 and $0, respectively, on the Delshah Loan, consisting of $414,050 and $0, respectively, of total interest less $384,146 and $0, respectively, of interest income related to loan participations sold.

During the six months ended June 30, 2019 and June 30, 2018, the Company earned interest income, net of $59,479 and $0, respectively, on the Delshah Loan, consisting of $823,550 and $0, respectively, of total interest less $764,071 and $0, respectively, of interest income related to loan participations sold.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides certain information about the East 12th Street Loan:

Loan Type	Loan Amount	Initial Funding	Loan Term	Floating Rate Coupon	Amortization	Loan-to-Value(1)
Mezzanine Loan	$8,990,000	$6,830,000	3 years with two, 1-year extension options	LIBOR +9.25%	Interest only	84.28%

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

$6,830,000 of the East 12th Street Loan was funded at closing. $1,660,000 of the East 12th Street Loan was withheld and will be advanced to the extent the East 12th Street Property generates insufficient cash flow to fully cover payment of interest on the East 12th Street Loan. The remaining portion of the East 12th Street Loan, $500,000, shall remain unfunded and will be advanced to pay for capital expenditure, broker commissions and tenant improvements associated with the East 12th Street Property as approved by RIT Lending. No interest will accrue on the unfunded amounts.

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

Subsequent to the date the East 12th Street Loan was originated, the Company and CFI have advanced $472,770 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $1,187,230. At June 30, 2019, the total funded amount for the East 12th Street Loan was $7,302,770, and the portion of the East 12th Street Loan withheld for capital expenditure, broker commissions and tenant improvements was unchanged from the initial balance of $500,000.

As of June 30, 2019 and December 31, 2018, the Company had repurchased participation interests in the East 12th Street Loan from CFI in the amount of $5,400,000 and $1,150,000, respectively, increasing the Company’s total interest in the East 12th Street Loan to 97.17% and 37.22%, respectively.

During the three months ended June 30, 2019 and June 30, 2018, the Company earned interest income, net of $177,524 and $0, respectively, on the East 12th Street Loan, consisting of $214,333 and $0, respectively, of total interest less $36,809 and $0, respectively, of interest income related to loan participations sold.

During the six months ended June 30, 2019 and June 30, 2018, the Company earned interest income, net of $302,899 and $0, respectively, on the East 12th Street Loan, consisting of $420,753 and $0, respectively, of total interest less $117,854 and $0, respectively, of interest income related to loan participations sold.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the activity on the loans at June 30, 2019.

Activity	Delshah Loan	RIT Participation Interest %	Total Delshah Loan	East 12th Street Loan	RIT Participation Interest %	Total East 12th Street Loan	Total Loans
Total Loan Amount	$18,000,000		$18,000,000	$8,990,000		$8,990,000	$26,990,000

Initial Funding	18,000,000	100.00%	18,000,000	6,830,000	100.00%	6,830,000	24,830,000
Interest Participation Sale	(17,100,000)	-95.00%	—	(5,435,000)	-79.58%	—	—
Ownership	900,000	5.00%	18,000,000	1,395,000	20.42%	6,830,000	24,830,000
Advance for Interest Shortfall	—	—	—	472,770	—	472,770	472,770
Interest Participation Sale - Interest Shortfall	—	—	—	(172,026)	—	—	—
RIT Interest Participation Purchase	400,000	2.22%	—	5,400,000	76.75%	—	—
Ownership	$1,300,000	7.22%	$18,000,000	$7,095,744	97.17%	$7,302,770	$25,302,770

During the three months ended June 30, 2019 and June 30, 2018, the Company earned total interest income, net of $207,428 and $0, respectively, which was comprised of total Interest income of $628,383 and $0, respectively, less Interest income related to loan participations sold of $420,955 and $0, respectively.

During the six months ended June 30, 2019 and June 30, 2018, the Company earned total interest income, net of $362,378 and $0, respectively, which was comprised of total Interest income of $1,244,303 and $0, respectively, less Interest income related to loan participations sold of $881,925 and $0, respectively.

Concentration of Credit Risk

The following table presents the geography and property type of collateral underlying the Company’s Commercial mortgage loans, held for investment as a percentage of the loan’s carrying value as of June 30, 2019 and December 31, 2018:

Geography	Collateral Property Type	Percentage
New York	Multifamily	100%

Note 4 – Loan Participations Sold

Delshah Loan Participation Agreement

In connection with the origination of the Delshah Loan, RIT Lending entered into the Delshah Loan Participation Agreement with CFI. The Company originated, through RIT Lending, the Delshah Loan with (i) cash from the Offering (as defined below) equivalent to a 5% participation interest in the amount of $900,000 in the Delshah Loan and (ii) proceeds from the sale to CFI of a 95% participation interest in the amount of $17,100,000 in the Delshah Loan. The Company intends, but is not obligated, to repurchase the remaining 95% of the participation interest in the Delshah Loan from CFI at a purchase price equivalent to the amount paid for the participation interest by CFI. The Delshah Loan Participation Agreement provides that participation certificates sold to CFI represent an undivided beneficial ownership interest in the Delshah Loan. The Delshah Loan Participation Agreement also specifies the parties’ respective rights with respect to the Delshah Loan. The transactions with CFI were approved by the Company’s board of directors, including by the majority of its independent directors.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2019 and December 31, 2018, the Company had repurchased participation interests in the Delshah Loan from CFI totaling $400,000, increasing the Company’s total interest to $1,300,000, representing a 7.22% interest in the Delshah Loan.

East 12th Street Loan Participation Agreement

In connection with the origination of the East 12th Street Loan, RIT Lending entered into the East 12th Street Loan Participation Agreement with CFI. The Company originated, through RIT Lending, the East 12th Street Loan with (i) cash from the Offering equivalent to a 20.42% participation interest in the amount of $1,395,000 in the East 12th Street Loan and (ii) proceeds from the sale to CFI of a 79.58% participation interest in the amount of $5,435,000 in the East 12th Street Loan, at closing. The Company intends, but is not obligated, to purchase the remaining 79.58% of the participation interest in the East 12th Street Loan from CFI at a purchase price equivalent to the amount paid for the participation interest by CFI. The East 12th Street Loan Participation Agreement provides that participation certificates sold to CFI represent an undivided beneficial ownership interest in the East 12th Street Loan. The East 12th Street Loan Participation Agreement also specifies the parties’ respective rights with respect to the East 12th Street Loan. The transactions with CFI were approved by the Company’s board of directors, including by the majority of its independent directors.

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

As of June 30, 2019 and December 31, 2018, the Company had repurchased participation interests in the East 12th Street Loan from CFI in the amount of $5,400,000 and $1,150,000, respectively, and had made interest shortfall fundings of $300,744 and $18,509, respectively, increasing the Company’s total interest to $7,095,744 and $2,563,509, respectively, representing a 97.17% and 37.22% interest, respectively, in the East 12th Street Loan.

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

The Company determines its net asset value as of the end of each quarter. Net asset value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O costs, with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. As of June 30, 2019, the per share purchase price for shares of common stock in the Primary Offering was $24.48 per Class A share, $23.73 per Class T share and $23.26 per Class I share. The price for each class of shares of common stock in the Company’s DRP was $23.26. The Company’s board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less applicable support from CFI of a portion of selling commissions and dealer manager fees (as described below).

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of June 30, 2019, the Company’s total number of authorized shares of common stock was 410,000,000 consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 50,000,000 of Class I authorized common shares. The Company has the right to reallocate the shares of common stock offered between the Primary Offering and the DRP. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares will be lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the Primary Offering.

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

As of June 30, 2019, the Company had sold 361,758 shares of its common stock (consisting of 258,364 Class A shares, 94,914 Class I shares and 8,480 Class T shares) in the Offering for aggregate net proceeds of $8,554,578. As of December 31, 2018, the Company had sold 161,268 shares of its common stock (consisting of 74,129 Class A shares and 87,139 Class I shares) in the Offering for aggregate net proceeds of $3,900,801.

Distributions

The Company’s board of directors authorized, and the Company declared, distributions through August 14, 2019 in an amount equal to $0.004357260, and for the period August 15, 2019 through November 14, 2019 in an amount equal to $0.004493151, per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

The amount of distributions payable to the Company’s stockholders is determined by the board of directors and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify as a REIT. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and, therefore, distribution payments are not assured.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2019 and December 31, 2018, the Company has declared distributions of $284,288 and $56,766, respectively, of which $46,931 and $22,214, respectively, was unpaid as of the respective reporting dates and has been recorded as distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of June 30, 2019 and December 31, 2018 were paid during July 2019 and January 2019, respectively. As of June 30, 2019 and December 31, 2018, distributions reinvested pursuant to the Company’s DRP were $20,878 and $3,368, respectively.

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

The Company has not received any requests to repurchase any shares of its common stock as of June 30, 2019.

Non-controlling Interest

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. This investment has been recorded as non-controlling interest on the consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.

Note 6 – Related Party Transactions

Repurchases of Participation Interest in the East 12th Street Loan

During the six months ended June 30, 2019, the Company repurchased participation interests in the East 12th Street Loan from CFI in the amount of $4,250,000, increasing the Company’s total interest to $7,095,744 and representing a 97.17% ownership interest in the East 12th Street Loan.

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

The Advisor has agreed to pay for all O&O Costs on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) through the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. The Company began reimbursing the Advisor for such costs ratably over the 36 months following the Escrow Break Anniversary; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs to be paid to the Advisor to exceed the 1% Cap as of such reimbursement date. As of June 30, 2019 and December 31, 2018, the Advisor had incurred $5,496,735 and $4,587,373, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The Company’s obligation is limited to the 1% Cap, less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which at June 30, 2019 and December 31, 2018 is $85,613 and $39,406, respectively, and is included within Due to related party in the accompanying consolidated balance sheets. As of June 30, 2019 and December 31, 2018, organizational costs of $846 and $449, respectively, were expensed and included within general and administrative expenses and offering costs of $87,051 and $38,957 were charged to stockholders’ equity. As of June 30, 2019 and December 31, 2018, the Company has made reimbursement payments of $2,284 and $0, respectively, to the Advisor for O&O Costs incurred. As of June 30, 2019, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Acquisition Expenses. The Company does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of June 30, 2019 or December 31, 2018.

Distribution Fees. Distribution fees are payable to the Dealer Manager, subject to the terms set forth in the dealer manager agreement between the Company and the Dealer Manager. Distributions fees are paid with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee is payable monthly in arrears and is paid on a continuous basis from year to year. During the three months ended June 30, 2019 and June 30, 2018, the Company paid distribution fees of $142 and $0, respectively. During the six months ended June 30, 2019 and June 30, 2018, the Company paid distribution fees of $142 and $0, respectively. As of June 30, 2019 and December 31, 2018, the Company has incurred a liability of $7,908 and $0, respectively, which is included within Due to related parties on the consolidated balance sheets, $146 and $0, respectively, of which was payable as of June 30, 2019 and December 31, 2018 and paid during July 2019.

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

Origination Fees. The Company will pay the Advisor up to 1.0% of the amount funded by the Company to originate commercial real estate-related loans, but only if and to the extent there is a corresponding fee paid by the borrower to the Company. During the three and six months ended June 30, 2019 and June 30, 2018, no origination fees were paid or incurred.

Asset Management Fees. Asset management fees are due to the Advisor and consist of monthly fees equal to one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment. For the three and six months ended June 30, 2019, the Company incurred asset management fees of $22,786 and $40,208, respectively. The asset management fee related to the month of June 2019 of $8,419 is unpaid as of June 30, 2019, and has been included within due to related party on the consolidated balance sheet. There were no asset management fees incurred during the three and six months ended June 30, 2018. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. The Company and the Advisor entered into an amended and restated advisory agreement, dated as of September 28, 2018 (the “Advisory Agreement”). Effective beginning in the third quarter of 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses.

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning on October 1, 2019, the Company will be subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2019, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior periods in excess of the limitation to be remitted back to the Company. As of June 30, 2019, the Company has accrued but not reimbursed any of the $108,485 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

During the three and six months ended June 30, 2019, the Company did not incur any operating expenses reimbursable to the Advisor. During the three and six months ended June 30, 2018, the Company incurred operating expenses reimbursable to the Advisor of $94,827.

Reimbursable operating expenses include personnel and related employment costs incurred by the Advisor or its Affiliates in performing the services described in the Advisory Agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At June 30, 2019, all of these expenses remain unpaid and are included within Due to related party on the accompanying consolidated balance sheet.

As of June 30, 2019, the total amount of unreimbursed operating expenses was $2,002,448. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the six months ended June 30, 2019 which were not invoiced to the Company amounted to $807,745.

Disposition Fees. For substantial assistance in connection with the sale of investments and based on the services provided, as determined by the independent directors, the Company will pay a disposition fee in an amount equal to 1.0% of the contract sales price of each commercial real estate loan or other investment sold, including mortgage-backed securities or collateralized debt obligations issued by a company subsidiary as part of a securitization transaction; provided, however, in no event may the disposition fee paid to the Advisor or its affiliates, when added to the real estate commissions paid to unaffiliated third parties, exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sales price. If the Company takes ownership of a property as a result of a workout or foreclosure of a debt investment, the Company will pay a disposition fee upon the sale of such property.

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of June 30, 2019 and December 31, 2018, no disposition fees have been incurred by the Company.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of June 30, 2019, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in this paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from the Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of June 30, 2019 and December 31, 2018, CFI has paid Sponsor Support totaling $243,588 and $53,564, respectively, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances. The following summarizes these fees:

Selling Commissions. Selling commissions payable to the Dealer Manager consist of (i) up to 1.0% of gross offering proceeds paid by CFI for Class A shares and Class T shares and (ii) up to 5.0% and 2.0% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the Primary Offering. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions are payable with respect to Class I shares. As of June 30, 2019 and December 31, 2018, the Company has incurred $274,795 and $47,700 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheet. At June 30, 2019 and December 31, 2018, $47,739 and $7,950 of Sponsor Support, respectively, has been recorded and $46,739 and $6,200, respectively, has been reimbursed by CFI. During the third quarter of 2019, the Company received the remaining Sponsor Support for selling commissions of $1,000 related to the three months ended June 30, 2019.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the Primary Offering, all of which will be paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. As of June 30, 2019 and December 31, 2018, the Company has recorded $197,848 and $55,626 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheet. As of June 30, 2019 and December 31, 2018, all of the Sponsor Support related to dealer manager fees has been recorded and $196,849 and $47,364, respectively, has been reimbursed by CFI. During the third quarter of 2019, the Company received the remaining Sponsor Support for dealer manager fees of $999 related to the three months ended June 30, 2019.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the above mentioned fees and expenses incurred by the Company for the six months ended June 30, 2019:

		Due to related party as of	Six Months ended June 30, 2019		Due to related party as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2018	Incurred	Paid	June 30, 2019
Management Fees
Asset management fees	Management fees	$3,730	$40,208	$35,519	$8,419
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	108,485	—	—	108,485
Organization expenses(2)	General and administrative expenses	449	397	22	824
Offering costs(2)	Additional paid-in capital	38,957	48,094	2,262	84,789
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	187,307	187,307	—
Distribution fees	Additional paid-in capital	—	8,050	142	7,908
Total		$151,621	$284,056	$225,252	$210,425
Note:

(1) As of June 30, 2019, the Advisor has incurred, on behalf of the Company, a total of $2,002,448 in Unreimbursed Operating Expenses, including a total of $807,745 during the six months ended June 30, 2019 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of June 30, 2019, the Advisor has incurred, on behalf of the Company, a total of $5,496,735 of O&O Costs, of which the Company’s obligation is limited to $85,613, pursuant to the 1% Cap.

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

As of June 30, 2019, CFI has invested $2,200,001 in the Company through the purchase of 88,180 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 80,000 Class I shares for an aggregate purchase price of $2,000,000).

Sponsor Support

Our sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by us or by the Advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital. As of June 30, 2019, CFI has paid Sponsor Support totaling $243,588.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 8 – Commitments and Contingencies

As of June 30, 2019 and December 31, 2018, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it.

Unfunded Portion of the East 12th Street Loan

$6,830,000 of the East 12th Street Loan was funded at closing. $1,660,000 of the East 12th Street Loan was withheld and will be advanced to the extent the East 12th Street Property generates insufficient cash flow to fully cover payment of interest on the East 12th Street Loan. The remaining portion of the East 12th Street Loan, $500,000, shall remain unfunded and will be advanced to pay for capital expenditure, broker commissions and tenant improvements associated with the East 12th Street Property as approved by RIT Lending. No interest will accrue on the unfunded amounts. Subsequent to the date the East 12th Street Loan was originated, the Company and CFI have advanced $472,770 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $1,187,230. At June 30, 2019, the total funded amount for the East 12th Street Loan was $7,302,770, and the portion of the East 12th Street Loan withheld for capital expenditure, broker commissions and tenant improvements was unchanged from the initial balance of $500,000. See Note 3 for additional information.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Commercial mortgage loans, held for investment and Loan participations sold — The fair value is estimated by discounting the expected cash inflows and outflows based on the market interest rates for similar loans to the Company’s Commercial mortgage loans, held for investment and Loan participations sold, which the Company believes to be equal to the contractual interest rate as of the measurement date. The Company determined that the market interest rates as of June 30, 2019 for both the Delshah Loan and the East 12th Street Loan were equal to their contractual interest rates. As of June 30, 2019 and December 31, 2018, the estimated fair value of the Company’s Commercial mortgage loans, held for investment was $25,302,770 and $24,886,944 respectively. As of June 30, 2019 and December 31, 2018, the estimated fair value of the Company’s Loan participations sold was $16,907,029 and $21,023,435, respectively. The Company has not elected the fair value option to account for its Commercial mortgage loans, held for investment or Loan participations sold.

Other financial instruments — The Company considers the carrying values of its Cash and cash equivalents, Accrued interest receivable, Stock subscriptions receivable, Prepaid expenses, Due from related party, Due to related party, Accrued interest payable, Distributions payable and Accounts payable and accrued expenses to approximate their fair values because of the short period of time between their origination and their expected realization as well as their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.

The following table details the principal balance, carrying value, and fair value of the Company’s financial assets and liabilities as of June 30, 2019:

			Fair Value
	Principal Balance	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$295,294	$295,294	$295,294	$—	$—	$295,294
Commercial mortgage loans, held for investment	$25,302,770	$25,302,770	$—	$—	$25,302,770	$25,302,770

Liabilities
Loan participations sold	$16,907,029	$16,907,029	$—	$—	$16,907,029	$16,907,029

The following table details the principal balance, carrying value, and fair value of the Company’s financial assets and liabilities as of December 31, 2018:

			Fair Value
	Principal Balance	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$179,251	$179,251	$179,251	$—	$—	$179,251
Commercial mortgage loans, held for investment	$24,886,944	$24,886,944	$—	$—	$24,886,944	$24,886,944

Liabilities
Loan participations sold	$21,023,435	$21,023,435	$—	$—	$21,023,435	$21,023,435

Note 10 – Subsequent Events

Purchase of Additional Participation Interests and Interest Shortfall - East 12th Street Loan

Subsequent to June 30, 2019, the Company repurchased participation interests in the East 12th Street Loan from CFI in the amount of $209,044. As of August 14, 2019, the Company’s total interest in the East 12th Street Loan was 100%.

Subsequent to June 30, 2019, the Company and CFI advanced $543,911 to cover the interest shortfall on the East 12th Street Loan. As of August 14, 2019, the total funded amount for the East 12th Street Loan was $7,373,911.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Purchase of Additional Participation Interests in the Delshah Loan

Subsequent to June 30, 2019, the Company repurchased participation interests in the Delshah Loan from CFI in the amount of $180,000. As of August 14, 2019, the Company’s total interest in the Delshah Loan was 8.22%.

Status of the Offering

As of August 12, 2019, the Company had sold an aggregate of 372,808 shares of its common stock (consisting of 263,394 Class A shares, 14,381 Class T shares, and 95,033 Class I shares) in the Offering resulting in net proceeds of $8,805,975 to the Company as payment for such shares.

Distributions

On August 7, 2019, the board of directors authorized, and the Company declared, distributions for the period from August 15, 2019 to November 14, 2019, in an amount equal to $0.004493151 per day per share (or approximately $1.64 on an annual basis). Distributions will be payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

•	rates of default or decreased recovery rates on the Company’s target investments;
•	borrower, tenant and other third party defaults and bankruptcy;
•	the degree and nature of the Company’s competition;
•	illiquidity of investments in the Company’s portfolio;
•	the Company’s ability to finance transactions;
•	the effectiveness of the Company’s risk management systems;
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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company was incorporated in the State of Maryland on January 19, 2016.

The Company’s consolidated financial statements include Rodin Income Trust Operating Partnership, L.P. (the “Operating Partnership”), RIT REIT Sub I, Inc. (“RIT REIT Sub I”), and RIT Lending, Inc. (“RIT Lending”). Both RIT REIT Sub I and RIT Lending are indirect wholly owned subsidiaries of the Company. The Company plans to own substantially all of its assets and conduct its operations through the Operating Partnership. The Company is the sole general partner and a limited partner of the Operating Partnership and CFI’s wholly owned subsidiary, Rodin Income Trust OP Holdings, LLC (the “Special Unit Holder”), is the sole special unit holder of the Operating Partnership.

On January 22, 2016, the Company was capitalized with a $200,001 investment by CFI. The Company’s Registration Statement for the Offering was declared effective by the SEC on May 2, 2018. As of June 28, 2018, the Company satisfied the Minimum Offering Requirement as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share. As of August 12, 2019, the Company had sold 262,235 Class A shares, 14,379 Class T shares, and 94,655 Class I shares of common stock in the Primary Offering, as well as 1,159 Class A shares, 2 Class T shares, and 378 Class I shares in the DRP for aggregate net proceeds of $8,805,975.

The Company determines its NAV as of the end of each quarter. NAV, as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O Costs (as defined below), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. The board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less Sponsor Support, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company intends to publish any adjustment to the NAV and the corresponding adjustments to the offering prices of its shares ordinarily within 45 days after the end of the applicable fiscal quarter. As of June 30, 2019, the Company’s NAV was $23.39 per Class A share, $23.37 per Class T share and $23.39 per Class I share. Accordingly, effective August 21, 2019, the new offering price will be $24.62 per Class A share, $23.85 per Class T share and $23.39 per Class I share. For further discussion of the Company’s NAV calculation, please see “Net Asset Value”.

As of June 30, 2019, the Company had made the following investments (collectively, the “Investments”):

•

The Company originated, through RIT Lending, an $18 million fixed rate mezzanine loan (the “Delshah Loan”) to DS Brooklyn Portfolio Mezz LLC (the “Mezzanine Borrower”), an affiliate of Delshah Capital Limited (“Delshah”), for the acquisition of a 28-property multifamily portfolio by Delshah located in Brooklyn and Manhattan, NY (each a “Property” and collectively the “Portfolio”).

•

The Company also originated, through RIT Lending, an $8.99 million floating-rate mezzanine loan (the “East 12th Street Loan”), to DS 531 E. 12th Mezz LLC (the “East 12th Street Mezzanine Borrower”), an affiliate of Delshah, for the acquisition of a multifamily property by Delshah located in Manhattan, NY (the “East 12th Street Property”). Approximately $6.83 million of the East 12th Street Loan was funded at closing. As of June 30, 2019, approximately $7.30 million of the East 12th Street Loan has been funded.

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

Operating Highlights

Second Quarter of 2019 Activity

•	Repurchased participation interest in the East 12th Street Loan from CFI in the amount of $1.8 million.
•	Issued approximately 84,149 shares of common stock in the Offering for gross proceeds of approximately $2.0 million.

Portfolio Information

NYC Multi-family Portfolio Mezzanine Loan

On September 21, 2018, the Company originated, through RIT Lending, the Delshah Loan to the Mezzanine Borrower, an affiliate of Delshah, for the acquisition of the Portfolio. The fee simple interest in the Portfolio is held by DS Brooklyn Portfolio Owner LLC, a single purpose limited liability company (the “Senior Borrower”) of which the Mezzanine Borrower owns 100% of the membership interests.

The following table provides certain information about the Delshah Loan:

Loan Type	Loan Amount	Loan Term	Fixed Rate Coupon	Amortization	Loan-to-Value(1)
Mezzanine Loan	$18,000,000	10 years	9.10% subject to a potential increase on September 22, 2023	Interest only	83.14%

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

The following table provides certain information about the East 12th Street Loan:

Loan Type	Loan Amount	Initial Funding	Loan Term	Floating Rate Coupon	Amortization	Loan-to-Value(1)
Mezzanine Loan	$8,990,000	$6,830,000	3 years with two, 1-year extension options	LIBOR +9.25%	Interest only	84.28%
Note:	(1) Loan-to-Value is calculated as of the date the East 12th Street Loan was originated and only includes amounts funded on the date of origination.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$6,830,000 of the East 12th Street Loan was funded at closing, and $1,660,000 of the East 12th Street Loan was withheld and will be advanced to the extent the East 12th Street Property generates insufficient cash flow to fully cover payment of interest on the East 12th Street Loan. The remaining portion of the East 12th Street Loan, $500,000, will remain unfunded and will be advanced to pay for capital expenditure, broker commissions and tenant improvements associated with the East 12th Street Property as approved by RIT Lending. No interest will accrue on the unfunded amounts.

Subsequent to the date the East 12th Street Loan was originated, the Company and CFI have advanced $472,770 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $1,187,230. At June 30, 2019, the total funded amount for the East 12th Street Loan was $7,302,770, and the portion of the East 12th Street Loan withheld for capital expenditure, broker commissions and tenant improvements was unchanged from the initial balance of $500,000.

Loan Participations Sold

Delshah Loan Participation Agreement

In connection with the origination of the Delshah Loan, RIT Lending entered into the Delshah Loan Participation Agreement with CFI. The Company originated, through RIT Lending, the Delshah Loan with (i) cash from the Offering (as defined below) equivalent to a 5% participation interest in the amount of $900,000 in the Delshah Loan and (ii) proceeds from the sale to CFI of a 95% participation interest in the amount of $17,100,000 in the Delshah Loan. The Company intends, but is not obligated, to repurchase the remaining 95% of the participation interest in the Delshah Loan from CFI at a purchase price equivalent to the amount paid for the participation interest by CFI. The Delshah Loan Participation Agreement provides that participation certificates sold to CFI represent an undivided beneficial ownership interest in the Delshah Loan. The Delshah Loan Participation Agreement also specifies the parties’ respective rights with respect to the Delshah Loan. The transactions with CFI were approved by the Company’s board of directors, including by the majority of its independent directors.

As of June 30, 2019, the Company had repurchased participation interests in the Delshah Loan from CFI in the amount of $400,000, increasing the Company’s total interest to $1,300,000 and representing a 7.22% ownership interest in the Delshah Loan.

East 12th Street Loan Participation Agreement

In connection with the origination of the East 12th Street Loan, RIT Lending entered into the East 12th Street Loan Participation Agreement with CFI. The Company originated, through RIT Lending, the East 12th Street Loan with (i) cash from the Offering equivalent to a 20.42% participation interest in the amount of $1,395,000 in the East 12th Street Loan and (ii) proceeds from the sale to CFI of a 79.58% participation interest in the amount of $5,435,000 in the East 12th Street Loan, at closing. The Company intends, but is not obligated, to purchase the remaining 79.58% of the participation interest in the East 12th Street Loan from CFI at a purchase price equivalent to the amount paid for the participation interest by CFI. The East 12th Street Loan Participation Agreement provides that participation certificates sold to CFI represent an undivided beneficial ownership interest in the East 12th Street Loan. The East 12th Street Loan Participation Agreement also specifies the parties’ respective rights with respect to the East 12th Street Loan. The transactions with CFI were approved by the Company’s board of directors, including by the majority of its independent directors.

As of June 30, 2019, the Company had repurchased participation interests in the East 12th Street Loan from CFI in the amount of $5,400,000, increasing the Company’s total interest in the East 12th Street Loan to 97.17%.

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

The Advisor has agreed to pay for all of the O&O Costs on the Company’s behalf through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was June 28, 2019 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap (as defined below). The Company began reimbursing the Advisor for such costs ratably over the 36 months following the Escrow Break Anniversary; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs to be paid to the Advisor to exceed the 1% Cap (as defined below) as of such reimbursement date. As of June 30, 2019 and December 31, 2018, the Advisor had incurred $5,496,735 and $4,587,373, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The Company’s obligation is limited to 1% of gross offering proceeds of the Offering (the “1% Cap”), less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which at June 30, 2019 and December 31, 2018 is $85,613 and $39,406, respectively. As of June 30, 2019 and December 31, 2018, organizational costs were $846 and $449, respectively, and offering costs were $87,051 and $38,957, respectively. As of June 30, 2019 and December 31, 2018, the Company has made reimbursement payments of $2,284 and $0, respectively, to the Advisor for O&O Costs incurred. As of June 30, 2019, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Acquisition Expenses. The Company does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of June 30, 2019 or December 31, 2018.

Origination Fees. The Company will pay the Advisor up to 1.0% of the amount funded by the Company to originate commercial real estate-related loans, but only if and to the extent there is a corresponding fee paid by the borrower to the Company. During the three and six months ended June 30, 2019 and June 30, 2018, no origination fees were paid or incurred.

Asset Management Fees. Asset management fees are due to the Advisor and consist of monthly fees equal to one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment. For the three and six months ended June 30, 2019, the Company incurred asset management fees of $22,786 and $40,208, respectively. The asset management fee related to the month of June 2019 of $8,419 is unpaid as of June 30, 2019. There were no asset management fees incurred during the three and six months ended June 30, 2018. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning on October 1, 2019, the Company will be subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2019, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior periods in excess of the limitation to be remitted back to the Company. As of June 30, 2019, the Company has accrued but not reimbursed any of the $108,485 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

During the three and six months ended June 30, 2019, the Company did not incur any operating expenses reimbursable to the Advisor. During the three and six months ended June 30, 2018, the Company incurred operating expenses reimbursable to the Advisor of $94,827.

Reimbursable operating expenses include personnel and related employment costs incurred by the Advisor or its affiliates in performing the services described in the Advisory Agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At June 30, 2019, all of these expenses remain unpaid.

As of June 30, 2019, the total amount of unreimbursed operating expenses was $2,002,448. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the six months ended June 30, 2019 which were not invoiced to the Company amounted to $807,745.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disposition Fees. For substantial assistance in connection with the sale of investments and based on the services provided, as determined by the independent directors, the Company will pay a disposition fee in an amount equal to 1.0% of the contract sales price of each commercial real estate loan or other investment sold, including mortgage-backed securities or collateralized debt obligations issued by a company subsidiary as part of a securitization transaction; provided, however, in no event may the disposition fee paid to the Advisor or its affiliates, when added to the real estate commissions paid to unaffiliated third parties, exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sales price. If the Company takes ownership of a property as a result of a workout or foreclosure of a debt investment, the Company will pay a disposition fee upon the sale of such property.

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of June 30, 2019 and December 31, 2018, no disposition fees have been incurred by the Company.

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

Distribution Fees. Distribution fees are payable to the Dealer Manager, subject to the terms set forth in the dealer manager agreement between the Company and the Dealer Manager. Distributions fees are paid with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee is payable monthly in arrears and is paid on a continuous basis from year to year. During the three months ended June 30, 2019 and June 30, 2018, the Company paid distribution fees of $142 and $0, respectively. During the six months ended June 30, 2019 and June 30, 2018, the Company paid distribution fees of $142 and $0, respectively. As of June 30, 2019 and December 31, 2018, the Company has incurred a liability of $7,908 and $0, respectively, $146 and $0, respectively, of which was payable as of June 30, 2019 and December 31, 2018 and paid during July 2019.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the above mentioned fees and expenses incurred by the Company for the six months ended June 30, 2019:

		Due to related party as of	Six Months ended June 30, 2019		Due to related party as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2018	Incurred	Paid	June 30, 2019
Management Fees
Asset management fees	Management fees	$3,730	$40,208	$35,519	$8,419
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	108,485	—	—	108,485
Organization expenses(2)	General and administrative expenses	449	397	22	824
Offering costs(2)	Additional paid-in capital	38,957	48,094	2,262	84,789
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	187,307	187,307	—
Distribution fees	Additional paid-in capital	—	8,050	142	7,908
Total		$151,621	$284,056	$225,252	$210,425
Note:

(1) As of June 30, 2019, the Advisor has incurred, on behalf of the Company, a total of $2,002,448 in Unreimbursed Operating Expenses, including a total of $807,745 during the six months ended June 30, 2019 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of June 30, 2019, the Advisor has incurred, on behalf of the Company, a total of $5,496,735 of O&O Costs, of which the Company’s obligation is limited to $85,613, pursuant to the 1% Cap.

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

As of June 30, 2019, CFI has invested $2,200,001 in the Company through the purchase of 88,180 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 80,000 Class I shares for an aggregate purchase price of $2,000,000). CFI has agreed to abstain from voting any shares it acquires in any vote for the election of directors or any vote regarding the approval or termination of any contract with CFI or any of its affiliates.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sponsor Support

Our sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by us or by the Advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital. As of June 30, 2019, CFI has paid Sponsor Support totaling $243,588.

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

For the three and six months ended June 30, 2019, the Company earned net interest income of $207,428 and $362,378, respectively. There was no interest income earned during the three and six months ended June 30, 2018.

The increases of $207,428 and $362,378, respectively, for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, were due to the origination of the Investments.

General and Administrative Expenses

The Company’s general and administrative expenses consist primarily of operating expense reimbursements to the Advisor, as well as compensation to the Company’s independent board of directors relating to pro-rated annual compensation as well as attendance at board of directors’ meetings.

For the three and six months ended June 30, 2019, the Company incurred general and administrative expenses of $2,193 and $37,839, respectively. For the three and six months ended June 30, 2018, the Company incurred general and administrative expenses of $114,448 and $119,671, respectively.

The decreases of $112,255 and $81,832, respectively, for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, were due to decreases in the amount of operating expenses incurred by the Company during such periods. As of June 30, 2019, the Advisor has incurred, on behalf of the Company, a total of $2,002,448 in Unreimbursed Operating Expenses, including a total of $807,745 for the six months ended June 30, 2019, for which the Advisor has not invoiced the Company for reimbursement.

Management Fees

Pursuant to the Advisory Agreement with the Advisor and based upon the amount of Company’s current investments, the Company is required to pay the Advisor a monthly asset management fee and may pay a monthly property management fee for providing real estate-related services, including services related to originating investments and negotiating financing, as needed.

The asset management fees of $22,786 and $40,208 incurred during the three and six months ended June 30, 2019, respectively, were related to the origination of the Investments. There were no asset management fees incurred during the three and six months ended June 30, 2018.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Funds from Operations and Modified Funds from Operations

The Company defines modified funds from operations (“MFFO”) in accordance with the definition established by the Institute for Portfolio Alternatives, or IPA. The Company’s computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the current IPA definition. MFFO is calculated using funds from operations (“FFO”). The Company computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss (computed in accordance with accounting principles generally accepted in the United States, or U.S. GAAP), excluding gains or losses from sales of depreciable properties, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment charges on depreciable property owned directly or indirectly and after adjustments for unconsolidated/uncombined partnerships and joint ventures. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations. The Company’s computation of FFO may not be comparable to other REITs that do not calculate FFO in accordance with the current NAREIT definition. MFFO excludes from FFO the following items:

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

The following table presents a reconciliation of FFO to net income:

Six Months Ended June 30, 2019
Net Income	$284,331
Adjustments:
None	—
Funds from Operations	$284,331

The following table presents a reconciliation of FFO to MFFO:

Six Months Ended June 30, 2019
Funds from Operations	$284,331
Adjustments:
Prepaid expense amortization	11,854
Oranization expenses	397
Modified Funds from Operations	$296,582

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net Asset Value

On August 7, 2019, the Company’s board of directors approved an estimated NAV as of June 30, 2019 of $23.39 per share for Class A and I, and $23.37 for Class T. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

In performing the calculation of the estimated NAV per share, Stanger observed that the Company had originated two loans as of June 30, 2019, and that the Company’s NAV was comprised of cash and equivalents plus its interests in the Delshah Loan and the East 12th Street Loan, amounts due from related party and prepaid expense less accrued expenses, distributions payable and due to related party (excluding amounts owed to the Advisor for reimbursement of O&O less the current accrued O&O Costs liability consistent with the Company’s valuation procedures), as identified on the Company’s balance sheet. Stanger also considered any other amounts due to the Advisor or affiliates for repayment of Sponsor Support or amounts due to the Special Unit Holder upon a liquidation of the Company, for which no amounts were due as of June 30, 2019. There can be no assurance that a stockholder would realize $23.39 per share of Class A and I common stock or $23.37 for Class T common stock if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s June 30, 2019 NAV does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O, and any operating expenses that have not been invoiced by the Advisor. The Company believes that the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternatives Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The purchase price per share for each class of the Company’s common stock will generally equal the prior quarter’s NAV per share, as determined quarterly, plus applicable selling commissions and dealer manager fees. The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

Delshah Loan and East 12th Street Loan

In accordance with the Company’s valuation procedures, the Delshah Loan and the East 12th Street Loan (individually a “Loan Investment” and collectively the “Loan Investments”) were included in the determination of NAV at their estimated fair market value as of June 30, 2019, as determined by Stanger, as adjusted to reflect the Company’s interests in the Loan Investments, respectively, as of June 30, 2019. The Loan Investments estimated value was based upon taking, for each Loan Investment, the loan payments over the remaining anticipated term and discounting such payments to present value at a discount rate range equal to the current estimated market interest rate on financing similar to the applicable Loan Investments. To provide their opinion of value of the Loan Investments, Stanger first reviewed the terms of each of the Loan Investments as contained in the loan documents. Stanger then reviewed mezzanine loan market terms at or around June 30, 2019 to ascertain current market interest rate levels for loans similar to the Loan Investments. This review was conducted by (i) recent interviews of participants in the mezzanine / preferred equity market, (ii) reviewing recent mezzanine loan transactions, and (iii) reviewing published surveys available at or around June 30, 2019. Based on Stanger’s reviews above and taking into consideration the Loan Investments’ unique factors, including, but not limited to, loan-to-value (based on the appraised value range of the collateral), debt service coverage/debt yield, collateral property, financial information pertaining to the borrower, prepayment terms, and loan origination date, maturity date and extension terms, a market interest rate range was determined for each Loan Investment to utilize in the determination of the fair market value of the Loan Investments.

Specifically, it was determined that the current market interest rate for each Loan Investment equaled its contractual interest rate and, therefore, the Loan Investments estimated fair market value equaled the current balance outstanding as of June 30, 2019.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a breakdown of the major components of the Company’s NAV:

Components of NAV	June 30, 2019
Cash and cash equivalents	$295,294
Commercial mortgage loans, held for investment(1)	8,395,741
Due from related party	1,999
Stock subscriptions receivable	45,404
Accrued interest receivable	166,691
Prepaid expenses	27,359
Accounts payable and accrued expenses	(22,205)
Distributions payable	(46,931)
Due to related party(2)	(119,334)
Distribution fee payable the following month(3)	(146)
Accrued interest payable	(90,677)
Sponsor Promote / Support Repayment	—
Net Asset Value	$8,653,195
Number of outstanding shares	369,938
Note:	(1) Reflects the Company’s interest in the Loan Investments.

(2) Excluding $83,185 due to the Advisor for reimbursement of O&O Costs ($85,613 less the current liability due of $2,428) pursuant to the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus.

(3) Distribution fee only relates to Class T shares.

NAV Per Share	Class A Shares	Class T Shares	Class I Shares	Total
Total Gross Assets at Fair Value	$6,435,947	$204,757	$2,291,784	$8,932,488
Due to related party	(85,982)	(2,881)	(30,617)	(119,480)
Other liabilities	(115,147)	(3,663)	(41,003)	(159,813)
Quarterly NAV	$6,234,818	$198,213	$2,220,164	$8,653,195
Number of outstanding shares	266,544	8,480	94,914	369,938
NAV per share	$23.39	$23.37	$23.39

The following table reconciles stockholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders' Equity to NAV	June 30, 2019
Stockholders' equity under U.S. GAAP	$8,562,250
Adjustments:
Organization and offering costs	83,185
Accrued distribution fee(1)	7,760
NAV	$8,653,195

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following details the adjustments to reconcile U.S. GAAP stockholders’ equity to the Company’s NAV:

Organization and offering costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was June 28, 2019 (the “Escrow Break Anniversary”). Such costs are being reimbursed to the Advisor, ratably, by the Company, over 36 months beginning on June 29, 2019, subject to the 1% Cap. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. As of June 30, 2019, the Advisor has continued to pay all O&O Costs on behalf of the Company. Under U.S. GAAP, the Company's reimbursement liability pertaining to the O&O costs is included with Due to related party in the Company's consolidated balance sheet. For NAV, such costs will be recognized as a reduction in NAV as they are reimbursed.

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to the Company’s June 30, 2019 NAV for the changes in the effective contractual interest rates for the Delshah Loan and East 12th Street Loan, respectively:

Sensitivity Analysis	Range of NAV (Class A & I)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$23.10	$23.39	$23.69	$23.08	$23.37	$23.67
Estimated Market Interest Rate(1) - Delshah Loan	9.70%	9.24%	8.78%	9.70%	9.24%	8.78%
Estimated Market Interest Rate(1) - East 12th Street Loan	12.43%	11.84%	11.24%	12.43%	11.84%	11.24%
Note:	(1) As of June 30, 2019, the market interest rate was determined to be equal to the contractual interest rate for each of the Loan Investments.

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

The Company expects to use debt financing as a source of capital. The Company’s charter limits the Company from incurring debt if the Company’s borrowings exceed 300% of the cost of the Company’s net assets, which is estimated to approximate 75% of the cost of its tangible assets (before deducting depreciation or other non-cash reserves), though the Company may exceed this limit under certain circumstances. Once the Company has fully deployed the proceeds of the Offering, the Company expects its debt financing and other liabilities may likely be approximately 50% of the cost of its tangible assets (before adjusting for depreciation or other non-cash reserves), although it may exceed this level during the offering stage. As of June 30, 2019, the Company’s debt to tangible assets ratio was 4.1%.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company anticipates that over time adequate cash will be generated from operations to fund its operating and administrative expenses, continuing debt service obligations and the payment of distributions. However, the Company’s ability to finance its operations is subject to some uncertainties. The Company’s ability to generate working capital is dependent on its ability to make investments that generate cash flow. In general, the Company policy is to pay distributions from cash flow from operations, but should operations not be sufficient to fund cash distributions, the Company has entered into a distribution support agreement with CFI to purchase up to $5 million in Class I shares from the Company (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement), to provide additional cash support for distributions (the “Distribution Support Agreement”). However, if the Company has not generated sufficient cash flow from its operations and other sources, such as from the Distribution Support Agreement, or the Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, the Company may use the proceeds from the Offering for such purposes. Other than the shares purchased to satisfy the Minimum Offering Requirement, as of June 30, 2019, CFI has not purchased any Class I shares pursuant to the Distribution Support Agreement.

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Six Months Ended June 30, 2019
Cash flows from operating activities	$242,757
Cash flows from investing activities	(4,532,232)
Cash flows from financing activities	4,405,518
Increase in cash and cash equivalents	$116,043

Operating Activities

During the six months ended June 30, 2019, net cash provided by operating activities was $242,757, compared to net cash used in operating activities of $24,844 during the six months ended June 30, 2018. The change was primarily due to an increase in net income of $404,002 offset by a net decrease in working capital accounts of $136,401.

Investing Activities

During the six months ended June 30, 2019, net cash used in investing activities was $4,532,232, compared to $0 during the six months ended June 30, 2018. The change was primarily due to repurchases of loan participation interest and shortfall interest fundings made in relation to the East 12th Street Loan.

Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities was $4,405,518, compared to $2,000,317 during the six months ended June 30, 2018. The change was due to the proceeds received from the Offering, offset by distributions made.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Distributions

The Company’s board of directors authorized, and the Company declared, distributions through August 14, 2019 in an amount equal to $0.004357260, and for the period August 15, 2019 through November 14, 2019 in an amount equal to $0.004493151, per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

Under the terms of the Distribution Support Agreement, if the cash distributions the Company pays for any calendar quarter exceed the Company’s modified funds from operations (“MFFO”) for such quarter, CFI will purchase Class I shares following the end of such calendar quarter for a purchase price equal to the amount by which the distributions paid on such shares exceed the MFFO for such quarter up to $5 million (including the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). In such instance, the Company may be paying distributions from proceeds of the shares purchased by CFI or its affiliates, not from cash flow from operations. Class I shares purchased by CFI pursuant to the Distribution Support Agreement will be eligible to receive all distributions payable by the Company with respect to Class I shares. Other than the shares purchased to satisfy the Minimum Offering Requirement, as of June 30, 2019, CFI has not purchased any Class I shares pursuant to the Distribution Support Agreement.

The following table summarizes our distributions declared during the three and six months ended June 30, 2019.

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$71,253	55%	$159,712	70%
Payable	46,931	36%	46,931	21%
Reinvested in shares	11,724	9%	20,878	9%
Total distributions	$129,908	100%	$227,521	100%
Sources of Distributions:
Operating cash flows	$129,908	100%	$227,521	100%
Offering proceeds pursuant to Distribution Support Agreement	—	0%	—	0%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$129,908	100%	$227,521	100%

During the three months ended June 30, 2019, the Company declared $129,908 of distributions to its shareholders, $46,931 of which was unpaid at June 30, 2019, compared to the Company’s total aggregate MFFO of $187,383 and the Company’s total aggregate net income of $182,449 for that period.

During the six months ended June 30, 2019, the Company declared $227,521 of distributions to its shareholders, $46,931 of which was unpaid at June 30, 2019, compared to the Company’s total aggregate MFFO of $296,582 and the Company’s total aggregate net income of $284,331 for that period.

There were no distributions declared during the three and six months ended June 30, 2018.

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

Reimbursement of Organization and Offering Costs

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the Escrow Break Anniversary. The Company will not be required to reimburse the Advisor for payment of the O&O Costs prior to the Escrow Break Anniversary. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs ratably over a 36-month period; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap as of such payment date. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but it is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. Any amounts not reimbursed in any period shall be included in determining any reimbursement for a subsequent period. As of June 30, 2019, the Advisor has continued to pay all O&O Costs on behalf of the Company.

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

Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments are accounted for in accordance with ASC 323. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of June 30, 2019, the Company did not have any investments in real-estate related assets, and as such, no impairment has been identified.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The ASU replaced certain previously existing revenue recognition guidance. Beginning January 1, 2018, companies are required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also includes additional disclosure requirements. The new revenue recognition guidance does not apply to revenues associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, and as a result, it did not have an impact on the elements of the Company’s consolidated statements of operations most closely associated with financial instruments, including revenues from Interest income. The new standard could have been adopted either retrospectively to prior reporting periods presented or as a cumulative effect adjustment as of the date of adoption. The Company adopted the new guidance on its required effective date of January 1, 2018 using the modified retrospective transition method applied to contracts that were not completed as of the adoption date. Accordingly, the new revenue standard is applied prospectively in the Company’s financial statements from January 1, 2018 onward and reported financial information for historical comparable periods is not revised and continues to be reported under the accounting standards in effect during those historical periods. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on the classification of a lease as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with previous U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures required by ASC 840 for all periods presented under that standard. Further, ASU No. 2018-11 contains a new practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842), Codification Improvements, to clarify certain application and transitional disclosure aspects of the new leases standard. The amendments address determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers and clarify interim period transition disclosure requirements, among other issues. The guidance in ASUs 2016-02, 2018-10, 2018-11 and 2018-20 is effective beginning January 1, 2019, with early adoption permitted; whereas the guidance in ASU 2019-01 is effective beginning January 1, 2020, with early adoption permitted. The Company adopted the abovementioned standards on January 1, 2019 using the effective date as the date of initial application. Therefore, pursuant to this transition method financial information was not updated and the disclosures required under the new leases standards were not provided for dates and periods before January 1, 2019. The adoption of this guidance did not have an impact on the Company’s unaudited consolidated financial statements.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination, the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Further, based on the amended guidance for available-for-sale debt securities, the Company will be required to use an allowance approach to recognize credit impairment, with the allowance to be limited to the amount by which the security’s fair value is less than its amortized cost basis; the Company may not consider the length of time fair value has been below amortized cost; and may not consider recoveries of fair value after the balance sheet date when assessing whether a credit loss exists. The new standard will become effective for the Company beginning January 1, 2020, under a modified retrospective approach, and early adoption is permitted. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to clarify that operating lease receivables accounted for under ASC 842, Leases, are not in the scope of the new credit losses guidance, and, instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU makes changes to the guidance introduced or amended by ASU No. 2016-13 to clarify the scope of the credit losses standard and address guidance related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other issues. In addition, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU allow entities, upon adoption of ASU No. 2016-13, to irrevocably elect the fair value option for financial instruments that were previously carried at amortized cost and are eligible for the fair value option under ASC 825-10, Financial Instruments: Overall. The amendments in ASUs No. 2018-19, 2019-04 and 2019-05 are required to be adopted concurrently with the guidance in ASU No. 2016-13. The Company plans to adopt the standards on their required effective date. Management is evaluating and planning for adoption and implementation of the new credit losses guidance, including forming an implementation team and continuing its assessment of the impact of the new guidance on the Company’s consolidated financial statements. Given the objective of the new standard, it is generally expected allowances for credit losses for the financial instruments within its scope would increase, however, the amount of any change will be dependent on the composition and quality of the Company’s portfolios at the adoption date as well as economic conditions and forecasts at that time.

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

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance was issued in response to stakeholders’ observations that Topic 810, Consolidation, could be improved in the areas of applying the VIE guidance to private companies under common control and in considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The new standard will become effective for the Company beginning January 1, 2020, with early adoption permitted, and must be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

As of June 30, 2019, the Company does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Subsequent Events

Purchase of Additional Participation Interests and Interest Shortfall - East 12th Street Loan

Subsequent to June 30, 2019, the Company repurchased participation interests in the East 12th Street Loan from CFI in the amount of $209,044. As of August 14, 2019, the Company’s total interest in the East 12th Street Loan was 100%.

Subsequent to June 30, 2019, the Company and CFI advanced $543,911 to cover the interest shortfall on the East 12th Street Loan. As of August 14, 2019, the total funded amount for the East 12th Street Loan was $7,373,911.

Purchase of Additional Participation Interests in the Delshah Loan

Subsequent to June 30, 2019, the Company repurchased participation interests in the Delshah Loan from CFI in the amount of $180,000. As of August 14, 2019, the Company’s total interest in the Delshah Loan was 8.22%.

Status of the Offering

As of August 12, 2019, the Company had sold an aggregate of 372,808 shares of its common stock (consisting of 263,394 Class A shares, 14,381 Class T shares, and 95,033 Class I shares) in the Offering resulting in net proceeds of $8,805,975 to the Company as payment for such shares.

Distributions

On August 7, 2019, the board of directors authorized, and the Company declared, distributions for the period from August 15, 2019 to November 14, 2019, in an amount equal to $0.004493151 per day per share (or approximately $1.64 on an annual basis). Distributions will be payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure will be interest rate risk with respect to its indebtedness, credit risk and market risk with respect to use of derivative financial instruments for hedging purposes and foreign currency risk relating to investments made outside of the United States. As of June 30, 2019, the Company had no borrowings and has not used any derivative financial instruments.

Interest Rate Risk

As of June 30, 2019, the Company had originated a floating rate commercial mortgage loan, held for investment in the amount of $8,990,000 relating to the East 12th Street Loan, that is exposed to interest rate changes in LIBOR. The loan is subject to an interest rate floor to mitigate some of the negative impact interest rates would have on the Company’s consolidated financial statements. As of June 30, 2019, the increase in LIBOR has had a positive effect on the Company’s net income.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2019, the Company was not involved in any material legal proceedings.

Item 1A. Risk Factors.

The Company has disclosed in Part 1. Item 1A. “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 333-221814), filed with the SEC, risk factors which materially affect its business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed, except as noted below. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2018 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

Pursuant to the Distribution Support Agreement, in certain circumstances where our cash distributions exceed MFFO, our sponsor will purchase up to $5.0 million of Class I shares (including the $2.0 million of shares purchased by CFI to satisfy the Minimum Offering Requirement) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to you. The sale of these shares will result in the dilution of the ownership interests of our public stockholders. Other than the shares purchased to satisfy our Minimum Offering Requirement, as of June 30, 2019, our sponsor has not purchased any Class I shares pursuant to our Distribution Support Agreement. Upon termination or expiration of the Distribution Support Agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments, we may have to reduce our distribution rate, our net asset value may be negatively impacted and your overall return may be reduced. As of June 30, 2019, we have declared distributions of $284,287, of which 20% were paid using proceeds from the Offering.

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

The Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become our obligations. Without these provisions in the Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of ours, which, in turn, would likely have a negative effect on our NAV per share. The Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% limitation. The incurrence of previously unbilled operating expenses will likely have a negative effect on our NAV per share. As of June 30, 2019, the Advisor has incurred, on our behalf, a total of $2,002,448 in Unreimbursed Operating Expenses, including a total of $1,893,963 for which the Advisor has not invoiced us for reimbursement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.

Unregistered Sales of Equity Securities

During the six months ended June 30, 2019, the Company did not complete any sales of unregistered securities.

Use of Proceeds

On May 2, 2018, the Company’s Registration Statement on Form S-11 (Form No. 333-221814), was declared effective by the SEC. On June 28, 2018, the Company satisfied the Minimum Offering Requirement as a result of CFI’s purchase of $2.0 million in Class I shares. As of June 30, 2019, the Company’s NAV was $23.39 per Class A share, $23.37 per Class T share and $23.39 per class I share, plus applicable selling commissions and dealer manager fees. Effective August 21, 2019, the new offering price will be $24.62 per Class A Share, $23.85 per Class T Share and $23.39 per Class I Share.

For the six months ended June 30, 2019, the Company issued the following shares of common stock and raised the following gross proceeds in connection with the Offering.

	Shares sold	Gross offering proceeds
Offering	200,491	$4,849,132

For the period from the commencement of the Offering through June 30, 2019, the Company issued 361,758 shares of common stock generating total gross proceeds of $8,789,683 in the Offering.

During the period from the commencement of the Offering through June 30, 2019, the Company also incurred $227,057 in selling commissions net of Sponsor Support, and incurred $8,048 of distribution fees, in connection with the issuance and distribution of its registered securities.

The net proceeds received from the Offering, after deducting the total expenses incurred as described above, were $8,554,578.

During the six months ended June 30, 2019, the Company used proceeds of $4,250,000 to make repurchases of participation interests in the East 12th Street Loan.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

The following materials from Rodin Income Trust, Inc.’s Quarterly Report on Form 10-Q for the six months ended June 30, 2019 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Dated: August 14, 2019