Form 10-K
period 2019-12-31
RODIN INCOME TRUST, INC.
filed 2020-03-26
CIK 1664780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act: None

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

As of March 24, 2020, the registrant had 376,676 Class A shares, 165,877 Class I shares, and 64,821 Class T shares of $0.01 par value common stock outstanding.

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

These factors include, but are not limited to the following:

•	The ability of Rodin Income Trust, Inc. (the “Company”) to successfully raise capital in the Offering (as defined below);
•

the Company’s dependence on the resources and personnel of Rodin Income Advisors, LLC (the “Advisor”), Cantor Fitzgerald Investors, LLC (“CFI”), and their affiliates, including the Advisor’s ability to source and close on attractive investment opportunities on the Company’s behalf;

•	the performance of the Advisor and CFI;
•	the Company’s ability to deploy capital quickly and successfully and achieve a diversified portfolio consistent with target asset classes;
•	the Company’s ability to access financing for its investments;
•	the Company’s liquidity;
•	the Company’s ability to make distributions to its stockholders, including from sources other than cash flow from operations;
•	the effect of paying distributions to the Company’s stockholders from sources other than cash flow provided by operations;
•	the lack of a public trading market for the Company’s shares;
•	the impact of economic conditions on the Company’s borrowers, tenants and others who the Company depends on to make payments to the Company;
•	the Advisor’s ability to attract and retain sufficient personnel to support the Company’s growth and operations;
•	the Company’s limited operating history;
•	difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;
•	changes in the Company’s business or investment strategy;
•	environmental compliance costs and liabilities;
•	any failure in the Advisor’s due diligence to identify all relevant facts in the Company’s underwriting process or otherwise;
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

•	availability of opportunities, including the Advisor’s ability to source and close on debt, select equity and securities investments;
•	the Company’s ability to realize current and expected returns over the life of its investments;
•	the Company’s ability to maintain effective internal controls;
•	regulatory requirements with respect to the Company’s business, as well as the related cost of compliance;
•	the Company’s ability to qualify and maintain its qualification as a REIT (as defined below) for federal income tax purposes and limitations imposed on the Company’s business by its status as a REIT;
•

changes in laws or regulations governing various aspects of the Company’s business and non-traded REITs generally, including, but not limited to, changes implemented by the Department of Labor, the Securities & Exchange Commission (the “SEC”), or the Financial Industry and Regulatory Authority and changes to laws governing the taxation of REITs;

•	the Company’s ability to maintain the Company’s exemption from registration under the Investment Company Act;
•	general volatility in domestic and international capital markets and economies;
•	effect of regulatory actions, litigation and contractual claims against the Company and its affiliates, including the potential settlement and litigation of such claims;
•	the impact of any conflicts arising among the Company and CFI and its affiliates;
•	the adequacy of our cash reserves and working capital;
•	increases in interest rates;
•	the full extent of the impact and effects of the recent outbreak of coronavirus (COVID-19) on the future financial performance of the Company;
•	the timing of cash flows, if any, from the Company’s investments; and
•	other risks associated with investing in the Company’s targeted investments.

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

On January 22, 2016, the Company was capitalized with a $200,001 investment by CFI. The Company has registered an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). The Company’s Registration Statement was declared effective by the SEC on May 2, 2018. On June 28, 2018, the Company satisfied the minimum offering requirement for the Offering (the “Minimum Offering Requirement”) as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share. As of March 24, 2020, the Company had sold 365,393 Class A shares, 64,023 Class T shares, and 165,000 Class I shares of common stock in the Primary Offering, as well as 3,103 Class A shares, 798 Class T shares, and 877 Class I shares in the DRP for aggregate net proceeds of $$14,059,055. The Offering is a continuous offering that will end no later than two years after the effective date of the Offering, or May 2, 2020, unless extended by the Company’s board of directors for up to an additional one year or beyond, as permitted by the Securities and Exchange Commission.

The Company determines its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any organization and offering (“O&O”) expenses paid by the Advisor on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. The board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less the portion of selling commissions and all of the dealer manager fees paid by CFI (“Sponsor Support”), up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company intends to publish any adjustment to the NAV and the corresponding adjustments to the offering prices of its shares ordinarily within 45 days after the end of the applicable fiscal quarter. As of December 31, 2019, the Company’s NAV was $23.46 per Class A share, $23.44 per Class T share and $23.46 per Class I share. Effective February 24, 2020, the new offering price was $24.69 per Class A share, $23.92 per Class T share and $23.46 per Class I share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

As of December 31, 2019, the Company had made the following investments (collectively, the “Investments”):

•

The Company originated, through RIT Lending, an $18 million fixed rate mezzanine loan (the “Delshah Loan”) to DS Brooklyn Portfolio Mezz LLC (the “Mezzanine Borrower”), an affiliate of Delshah Capital Limited (“Delshah”), for the acquisition of a 28-property multifamily portfolio by Delshah located in Brooklyn and Manhattan, NY (each a “Property” and collectively the “Portfolio”).

•

The Company also originated, through RIT Lending, an $8.99 million floating-rate mezzanine loan (the “East 12th Street Loan”), to DS 531 E. 12th Mezz LLC (the “East 12th Street Mezzanine Borrower”), an affiliate of Delshah, for the acquisition of a multifamily property by Delshah located in Manhattan, NY (the “East 12th Street Property”). Approximately $6.83 million of the East 12th Street Loan was funded at closing. As of December 31, 2019, approximately $7.74 million of the East 12th Street Loan has been funded.

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

Item 1A. Risk Factors.

You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements.

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

Although the U.S. real estate market has substantially recovered from the recession, real estate returns may lose momentum which could have a negative impact on the performance of our investment portfolio.

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

The commercial real estate industry has been and may continue to be adversely affected by economic conditions in the United States and the global financial markets generally.

Our business and operations are dependent on the commercial real estate industry generally, which in turn is dependent upon broad economic conditions in the United States and abroad. A worsening of economic conditions would likely have a negative impact on the commercial real estate industry generally and on our business and operations specifically. Additionally, disruptions in the global economy, whether as a result of recent economic conditions in China and the Euro-zone, ongoing epidemics of infectious disease (including coronavirus), regional conflict or otherwise, may also have a negative impact on the commercial real estate market domestically. Adverse conditions in the commercial real estate industry could harm our business and financial condition by, among other factors, reducing the value of our existing assets, limiting our access to debt and equity capital, harming our ability to originate new commercial real estate debt and otherwise negatively impacting our operations.

The current outbreak of the novel coronavirus, or COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could adversely impact or cause disruption to our financial condition and results of operations. Further, the spread of the COVID-19 outbreak could cause severe disruptions in the U.S. and global economy, may further disrupt financial markets and could potentially create widespread business continuity issues.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 100 countries, including the United States. COVID-19 has also spread to every state in the United States. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19.

The potential impact and duration of COVID-19 or another pandemic could have repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries continues to adversely impact global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines and restrictions on travel.

A number of cities and states, including among others, the state of New York (where the properties underlying our two investments are located), have also reacted by instituting quarantines, restrictions on travel, "shelter in place" rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. The Company expects that additional states and cities will implement similar restrictions. The COVID-19 outbreak, and future pandemics, could have a significant adverse impact on economic and market conditions of economies around the world, including the United States, and trigger a period of global economic slowdown or global recession.

The effects of COVID-19 or another pandemic on our, our borrowers’ and their tenants’ ability to successfully operate could be adversely impacted due to, among other factors:

•

the continued service and availability of personnel, including executive officers and other leaders that are part of the management team and the ability to recruit, attract and retain skilled personnel—to the extent management or personnel are impacted in significant numbers by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work, business and operating results may be negatively impacted;

•

difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our, our borrowers or their tenants' ability to access capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may adversely affect the valuation of financial assets and liabilities, any of which could affect our ability to meet liquidity and capital expenditure requirements or have a material adverse effect on our business, financial condition, results of operations and cash flows;

•	ability to operate or operate in affected areas, or delays in the supply of products or services from the vendors that are needed to operate effectively;
•	tenants' ability to pay rent on their leases or our borrowers’ ability to lease space in their properties on favorable terms;
•	our ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption; and
•

our ability to operate, which may cause our business and operating results to decline or impact our ability to comply with regulatory obligations leading to reputational harm and regulatory issues or fines.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on the future financial performance of the Company, as a whole, and, specifically, on our loan investments and underlying borrowers and their real estate property holdings are uncertain at this time. The impact will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories and restrictions, the recovery time of the disrupted supply chains, the consequential staff shortages, and production delays, and the uncertainty with respect to the accessibility of additional liquidity or to the capital markets. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

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

Commercial real estate loans are secured by commercial real estate and are subject to risks of delinquency, foreclosure, loss and bankruptcy of the borrower, all of which are and will continue to be prevalent if the overall economic environment does not continue to improve. The ability of a borrower to repay a loan secured by commercial real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower’s business plan, the borrower’s ability to repay the loan may be impaired. Net operating income of a property can be affected by each of the following factors, among other things:

•	macroeconomic and local economic conditions;
•	tenant mix;
•	success of tenant businesses;
•	property location and condition;

•	property operating costs, including insurance premiums, real estate taxes and maintenance costs;
•	competition from comparable types of properties;
•	effects on a particular industry applicable to the property, such as hotel vacancy rates;
•	changes in governmental rules, regulations and fiscal policies, including environmental legislation;
•	changes in laws that increase operating expenses or limit rents that may be charged;
•	changes in tax laws;
•	any need to address environmental contamination at the property;
•	the occurrence of any uninsured casualty at the property;
•	changes in national, regional or local economic conditions and/or specific industry segments;
•	declines in regional or local real estate values;
•	branding, marketing and operational strategies;
•	declines in regional or local rental or occupancy rates;
•	increases in interest rates;
•	real estate tax rates and other operating expenses;
•	acts of God;
•	social unrest and civil disturbances;
•	ongoing epidemics of infectious disease (including coronavirus);
•	terrorism; and
•	increases in costs associated with renovation and/or construction.

Any one or a combination of these factors may cause a borrower to default on a loan or to declare bankruptcy. If a default or bankruptcy occurs and the underlying asset value is less than the loan amount, we will suffer a loss.

In the event of any default under a commercial real estate loan held directly by us, we will bear a risk of loss of principal or accrued interest to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the commercial real estate loan, which could have a material adverse effect on our cash flow from operations. In the event of a default by a borrower on a non-recourse commercial real estate loan, we will only have recourse to the underlying asset (including any escrowed funds and reserves) collateralizing the commercial real estate loan. If a borrower defaults on one of our commercial real estate investments and the underlying property collateralizing the commercial real estate debt is insufficient to satisfy the outstanding balance of the debt, we may suffer a loss of principal or interest. In addition, even if we have recourse to a borrower’s assets, we may not have full recourse to such assets in the event of a borrower bankruptcy as the loan to such borrower will be deemed to be secured only to the extent of the value of the mortgaged property at the time of bankruptcy (as determined by the bankruptcy court) and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. We are also exposed to these risks though the commercial real estate loans underlying a commercial real estate security we hold, which may result in us not recovering a portion or all of our investment in such commercial real estate security.

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

Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.

LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. It currently appears that, over time, U.S. Dollar LIBOR may be replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. For example, switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. The Company and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

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

Our investments in debt securities and preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate-related investments. Issuers that are debt finance companies are subject to the inherent risks associated with structured financing investments also discussed in this annual report. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the senior claims of banks and other lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest and/or distribution payments to us.

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

We may enter into joint ventures with third parties or our affiliates to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

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

Certain of our investments may be secured by a single property or properties in one geographic location or asset class. Additionally, properties that we may acquire may be concentrated in a geographic location or in a particular asset class. These investments carry the risks associated with significant geographical or industry concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain geographic areas or industries and we may experience losses as a result. A worsening of economic conditions, a natural disaster or civil disruptions in a geographic area in which our investments may be concentrated or economic upheaval with respect to a particular asset class, could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of borrowers to pay financed amounts and impairing the value of our collateral or the properties we may acquire. As of December 31, 2019, 100% of our investments were secured by properties in New York City.

We have no established investment criteria limiting the size of each investment we make in commercial real estate debt, real estate related equity and securities investments. If we have an investment that represents a material percentage of our assets and that investment experiences a loss, the value of your investment in us could be significantly diminished.

We are not limited in the size of any single investment we may make and certain of our commercial real estate debt, select equity and securities investments may represent a significant percentage of our assets. We may be unable to raise significant capital and invest in a diverse portfolio of assets which would increase our asset concentration risk. Any such investment may carry the risk associated with a significant asset concentration. Should any investment representing a material percentage of our assets, experience a loss on all or a portion of the investment, we could experience a material adverse effect, which would result in the value of your investment in us being diminished. As of December 31, 2019, we have made two investments.

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

We expect to finance the acquisition and origination of a portion of our investments with warehouse lines of credit, repurchase agreements, various types of securitizations, mortgages and other borrowings. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. Our ability to execute this strategy will depend on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the underlying assets acquired. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more restrictive recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, for our operations and for future business opportunities. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.

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

We rely on our Advisor and the real estate and debt finance professionals our Advisor has assembled, including Messrs. Lutnick and Pion, for the day-to-day operation of our business. Messrs. Lutnick and Pion are also executive officers or managers of certain other Cantor Companies and affiliates. As a result of their interests in other Cantor Companies and affiliates, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, Messrs. Lutnick and Pion will face conflicts of interest in allocating their time among us, our Advisor and its affiliates, other Cantor Companies as well as other business activities in which they are involved. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are desirable. As a result, the returns on our investments, and the value of our stockholders’ investment, may decline.

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

We are a recently formed company with limited operating history. We were incorporated in the State of Maryland on January 19, 2016. As of December 31, 2019, we have only made two investments and have very limited assets. Moreover, if our capital resources are insufficient to support our operations, we will not be successful.

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

Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceed MFFO, our sponsor will purchase up to $5.0 million of Class I shares (including shares our sponsor purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to our stockholders. The sale of these shares will result in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of the distribution support agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments, we may have to reduce our distribution rate, our net asset value may be negatively impacted and our stockholders overall return may be reduced. For the year ended December 31, 2019, 100% of our distributions came from cash flow from operations.

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

The Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become our obligations. Without these provisions in the Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of ours, which, in turn, would likely have a negative effect on our NAV per share. The Advisory Agreement provides that the Advisor will not invoice us for any reimbursement if the impact of such would result in the incurrence of an obligation in an amount that would result in our NAV per share for any class of shares to be less than $25.00. We may, however, incur and record an obligation to reimburse the Advisor, even if it would result in our NAV per share for any class of shares for such quarter to be less than $25.00, if our board of directors determines that the reasons for the decrease of our NAV per share below $25.00 were unrelated to our obligation to reimburse the Advisor for operating expenses. The Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% limitation described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions – Fees and Expenses – Other Operating Expenses” below. The incurrence of previously unbilled operating expenses will likely have a negative effect on our NAV per share. As of December 31, 2019, the Advisor has incurred $3,038,901 of unreimbursed operating expenses, including $2,930,484 of unreimbursed operating expenses that have not been invoiced to us.

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

We have retained Cantor Fitzgerald & Co., an affiliate of our sponsor and our Advisor, to conduct the Offering as our Dealer Manager. The success of the Offering, and our ability to implement our business strategy, is dependent upon the ability of the Dealer Manager to build and maintain a network of broker-dealers to sell our shares to their clients. If our Dealer Manager is not successful in establishing, operating and managing this network of broker-dealers, our ability to raise proceeds through the Offering will be limited and we may not have adequate capital to implement our investment strategy. In addition, if our Dealer Manager has difficulties selling our shares of common stock, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to create a diversified portfolio of investments, which could result in less diversification in terms of the type, number and size of investments that we make. If we are unsuccessful in implementing our investment strategy, our stockholders could lose all or a part of their investment. As of March 24, 2020, the Company has raised net proceeds of $14,059,055 in the Offering.

The loss of or the inability to obtain key real estate professionals at our Advisor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of our stockholders’ investment.

Our success depends upon the contributions of Mr. Howard W. Lutnick and Mr. Paul M. Pion, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or the Advisor. If any of these persons were to cease their association with us, whether because they are internalized into other Cantor sponsored programs, or otherwise, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. There is competition for such professionals, and our Advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If we lose or are unable to obtain the services of highly skilled professionals our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.

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

Our share repurchase program includes numerous restrictions that limit stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share repurchase program, except for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” We limit the number of shares repurchased pursuant to the share repurchase program as follows: (i) during any calendar month, we may repurchase no more than 2% of the combined NAV of all classes of shares as of the last calendar day of the previous month (based on the most recently determined NAV per share) and (ii) during any calendar year, we may repurchase no more than 10% of the combined NAV of all classes of shares as of the last calendar day of the previous calendar year. Further, we have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our board is free to amend, suspend or terminate the share repurchase program upon 10 business days’ notice. The restrictions of our share repurchase program will severely limit our stockholders’ ability to sell their shares should they require liquidity and will limit their ability to recover the value they invest in us.

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

If we fail to maintain an exclusion from registration as an investment company, either because of SEC interpretational changes or otherwise, we could, among other things, be required either: (i) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company; or (ii) to register as an investment company, either of which could have an adverse effect on us. If we are required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.

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

We intend to qualify as a REIT for U.S. federal income tax purposes, beginning with the taxable year ending December 31, 2019. We have received the opinion of our U.S. federal income tax counsel, Greenberg Traurig, LLP, in connection with the Offering and with respect to our qualification as a REIT, although we do not intend to request a ruling from the Internal Revenue Service as to our REIT status. The opinion of Greenberg Traurig, LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income and is not binding on the Internal Revenue Service or any court. Greenberg Traurig, LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Greenberg Traurig, LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification.

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

For the tax years beginning after December 31, 2019, RIT REIT Sub I, Inc. intends to elect to be taxed as a REIT. In the event RIT REIT Sub I, Inc. were to fail to qualify as a REIT for federal income tax purposes in the 2019 tax year or thereafter, we may be deemed to fail the asset test for one or more quarters. Under certain circumstances, and provided there is reasonable cause for the failure and certain other requirements are met, we would be subject to an excise tax equal to the maximum corporate rate (currently 21%) multiplied by the net amount of dividend income received from RIT REIT Sub I, Inc. during any such quarter, but would retain our qualification as a REIT. In the absence of reasonable cause for such failure or the satisfaction of such other requirements, we would lose our REIT status, effective as of the taxable year in which the asset test was first failed to be satisfied as of the close of any quarter taking into account any applicable cure periods. If we were to lose our REIT status we would be precluded from re-electing to be taxed as REIT until the fifth subsequent calendar year. If we fail to qualify as a REIT, our operations and our ability to pay distributions to our stockholders would be adversely impacted.

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

Item 3. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2019, we were not involved in any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of March 24, 2020, we had approximately 607,374 shares of common stock outstanding, held by a total of 152 stockholders of record. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop.

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

The Company determines its NAV as of the end of each quarter. As of December 31, 2019, the Company’s NAV was $23.46 per Class A share, $23.44 per Class T share and $23.46 per Class I share. As of March 26, 2020, the per share purchase price for shares of common stock in the Primary Offering was $24.69 per Class A share, $23.92 per Class T share and $23.46 per Class I share. The price for each class of shares of common stock in the Company’s DRP was $23.46. The Company’s board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less applicable Sponsor Support.

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of December 31, 2019, the Company’s total number of authorized shares of common stock was 410,000,000 consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 50,000,000 of Class I authorized common shares. The Company has the right to reallocate the shares of common stock offered between the Primary Offering and the DRP. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares will be lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the Primary Offering.

The Company also has 50 million shares of preferred stock, $0.01 par value, authorized. No shares of preferred stock are issued or outstanding.

As of December 31, 2019, the Company had sold 485,036 shares of its common stock (consisting of 329,048 Class A shares, 99,575 Class I shares and 56,413 Class T shares) in the Offering for aggregate net proceeds of $11,390,645.

Distributions

The Company’s board of directors authorized, and the Company declared, distributions through August 14, 2019 in an amount equal to $0.004357260, for the period August 15, 2019 through November 14, 2019 in an amount equal to $0.004493151, and for the period November 15, 2019 through May 14, 2020 in an amount equal to $0.004602739, per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

As of December 31, 2019 and December 31, 2018, the Company has declared distributions of $638,448 and $56,766, respectively, of which  $67,730 and $22,214, respectively, was unpaid as of the respective reporting dates and has been recorded as Distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of December 31, 2019 and December 31, 2018 were paid during January 2020 and January 2019, respectively. As of December 31, 2019 and December 31, 2018, distributions reinvested pursuant to the Company’s DRP were $72,661 and $3,368, respectively.

The following table provides information regarding distributions declared by the Company during the years ended December 31, 2019 and December 31, 2018.

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$447,611	77%	$31,184	55%
Payable	67,730	12%	22,214	39%
Reinvested in shares	66,341	11%	3,368	6%
Total distributions	$581,682	100%	$56,766	100%
Sources of Distributions:
Operating cash flows	$581,682	100%	$—	0%
Offering proceeds pursuant to Distribution Support Agreement	—	0%	—	0%
Offering proceeds	—	0%	56,766	100%
Total sources of distributions	$581,682	100%	$56,766	100%

Redemptions

Stockholders are eligible to have their shares repurchased by the Company pursuant to the Amended and Restated Share Repurchase Program. The Company will repurchase shares at a price equal to, or at a discount from, NAV per share of the share class being repurchased subject to certain holding period requirements which effect the repurchase price as a percentage of NAV.

The Amended and Restated Share Repurchase Program includes numerous restrictions that limit stockholders’ ability to have their shares repurchased. The Company limits the number of shares repurchased pursuant to the Amended and Restated Share Repurchase Program as follows: (i) during any calendar month, the Company may repurchase no more than 2% of the combined NAV of all classes of shares as of the last calendar day of the previous month (based on the most recently determined NAV per share) and (ii) during any calendar year, the Company may repurchase no more than 10% of the combined NAV of all classes of shares as of the last calendar day of the previous calendar year. Further, the Company also has no obligation to repurchase shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. The Company may amend, suspend or terminate the program for any reason upon 10 business days’ notice.

The Company has not received any requests to repurchase any shares of its common stock as of December 31, 2019.

Stockholders

As of March 24, 2020, the Company had sold an aggregate of 599,194 shares of its common stock (consisting of 368,496 Class A shares, 64,821 Class T shares, and 165,877 Class I shares) in the Offering held by 152 stockholders of record.

Distribution Reinvestment Plan

We are offering up to $250 million in shares pursuant to our DRP at the then current NAV per share amount. We reserve the right to reallocate the shares we are offering among our classes of common stock and between the Primary Offering and the DRP. We will not pay any selling commissions, dealer manager fees or distribution fees on shares sold pursuant to our DRP. The amount available for distributions on all Class T shares will be reduced by the amount of distribution fees payable with respect to the Class T shares issued in the Primary Offering. All Class T shares will receive the same per share distributions. We may amend or terminate the DRP for any reason at any time upon 30 days’ notice to the participants. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to the participants. As of December 31, 2019 and December 31, 2018, distributions reinvested pursuant to the Company’s DRP totaled $72,661 and $3,368, respectively.

Unregistered Sales of Equity Securities

During the years ended December 31, 2019, 2018 and 2017, the Company did not complete any sales of unregistered securities.

Use of Proceeds

On May 2, 2018, the Company’s Registration Statement on Form S-11 (Form No. 333-221814), was declared effective by the SEC. On June 28, 2018, the Company satisfied the Minimum Offering Requirement as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share. As of December 31, 2019, the Company’s NAV was $23.46 per Class A share, $23.44 per Class T share and $23.46 per class I share, plus applicable selling commissions and dealer manager fees. Effective February 24, 2020, the new offering price was $24.69 per Class A share, $23.92 per Class T share and $23.46 per Class I share.

For the year ended December 31, 2019, the Company issued the following shares of common stock and raised the following gross proceeds in connection with the Offering:

	Shares sold	Gross offering proceeds
Offering	323,768	$7,789,428

For the period from the commencement of the Offering through December 31, 2019, the Company issued 485,036 shares of common stock generating total gross proceeds of $11,729,979 in the Offering.

During this time, the Company also incurred $285,920 in selling commissions net of Sponsor Support, and incurred $53,414 of distribution fees, in connection with the issuance of its registered securities.

The net proceeds received from the Offering, after deducting the total expenses incurred as described above, were $11,390,645.

During the year ended December 31, 2019, the Company used proceeds of $6,189,044 to make repurchases of participation interests in the Delshah Loan and the East 12th Street Loan.

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

	As of and For the Year Ended
	December 31, 2019	December 31, 2018
Operating Data:
Total interest income, net	$909,469	$71,902
Total operating expenses	(212,373)	(178,224)
Net income (loss)	$697,096	$(106,322)

Per Share Data:
Net Gain/(loss) per share of common stock	$1.93	$(1.77)
Distributions declared per share of common stock	$0.004423122	$0.004357260

Balance Sheet Data:
Total assets	$26,831,280	$25,255,468
Total liabilities	$15,404,159	$21,355,711
Total equity	$11,427,121	$3,899,757

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

Overview

The Company is a Maryland corporation that intends to qualify as a REIT commencing with its 2019 tax year. The Company is externally managed by the Advisor, a Delaware limited liability company and wholly-owned subsidiary of the Company’s sponsor, CFI. The Company focuses on originating mortgage and mezzanine loans secured mainly by commercial real estate located primarily in the U.S., United Kingdom, and other European Countries. The Company may also invest in commercial real estate securities and properties. Commercial real estate investments may include mortgage loans, subordinated mortgage and non-mortgage interests, including preferred equity investments and mezzanine loans, and participations in such instruments. Commercial real estate securities may include CMBS, unsecured debt of publicly traded REITs, debt or equity securities of publicly traded real estate companies and structured notes.

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

On January 22, 2016, the Company was capitalized with a $200,001 investment by CFI. The Company’s Registration Statement for the Offering was declared effective by the SEC on May 2, 2018. As of June 28, 2018, the Company satisfied the Minimum Offering Requirement as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share. As of March 24, 2020, the Company had sold 365,393 Class A shares, 64,023 Class T shares, and 165,000 Class I shares of common stock in the Primary Offering, as well as 3,103 Class A shares, 798 Class T shares, and 877 Class I shares in the DRP for aggregate net proceeds of $14,059,055.

The Company determines its NAV as of the end of each quarter. NAV, as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O Costs (as defined below), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. The board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less Sponsor Support, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company intends to publish any adjustment to the NAV and the corresponding adjustments to the offering prices of its shares ordinarily within 45 days after the end of the applicable fiscal quarter. As of December 31, 2019, the Company’s NAV was $23.46 per Class A share, $23.44 per Class T share and $23.46 per Class I share. Accordingly, effective February 24, 2020, the new offering price was $24.69 per Class A share, $23.92 per Class T share and $23.46 per Class I share. For further discussion of the Company’s NAV calculation, please see “Net Asset Value”.

As of December 31, 2019, the Company had made the following Investments:

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

Operating Highlights

2019 Activity

•	Repurchased participation interest in the Delshah Loan from CFI in the amount of $1.73 million.
•	Repurchased participation interest in the East 12th Street Loan from CFI in the amount of $4.46 million.
•	Issued approximately 323,768 shares of common stock in the Offering for gross proceeds of approximately $7.79 million.

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

The following table provides certain information about the Delshah Loan:

Loan Type	Loan Amount	Loan Term	Fixed Rate Coupon	Amortization	Loan-to- Value(1)
Mezzanine Loan	$18,000,000	10 years	9.10% subject to a potential increase on September 22, 2023	Interest only	83.14%
Note:	(1) Loan-to-Value is calculated as of the date the Delshah Loan was originated.

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

The following table provides certain information about the East 12th Street Loan:

Loan Type	Loan Amount	Initial Funding	Loan Term	Floating Rate Coupon	Amortization	Loan-to- Value(1)
Mezzanine Loan	$8,990,000	$6,830,000	3 years with two, 1-year extension options	LIBOR+9.25%	Interest only	84.28%
Note:	(1) Loan-to-Value is calculated as of the date the East 12th Street Loan was originated and only includes amounts funded on the date of origination.

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

As of December 31, 2019, the Company and CFI had advanced $913,980 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $746,020. As of December 31, 2019, the total funded amount for the East 12th Street Loan was $7,743,980, and the portion of the East 12th Street Loan withheld for capital expenditure, broker commissions and tenant improvements was unchanged from the initial balance of $500,000.

As of December 31, 2018, the Company and CFI had advanced $56,944 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $1,603,056. At December 31, 2018, the total funded amount for the East 12th Street Loan was $6,886,944, and the portion of the East 12th Street Loan withheld for capital expenditure, broker commissions and tenant improvements was unchanged from the initial balance of $500,000.

Loan Participations Sold

Delshah Loan Participation Agreement

In connection with the origination of the Delshah Loan, RIT Lending entered into the Delshah Loan Participation Agreement with CFI. The Company originated, through RIT Lending, the Delshah Loan with (i) cash from the Offering equivalent to a 5% participation interest in the amount of $900,000 in the Delshah Loan and (ii) proceeds from the sale to CFI of a 95% participation interest in the amount of $17,100,000 in the Delshah Loan.

As of December 31, 2019, the Company had repurchased participation interests in the Delshah Loan from CFI in the amount of $2,130,000, increasing the Company’s total interest to $3,030,000, which represents a 16.83% ownership interest in the Delshah Loan.

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

As of December 31, 2019, in accordance with the East 12th Street Loan Participation Agreement, the Company had repurchased participation interests in the East 12th Street Loan from CFI in the amount of $5,609,044, at a purchase price equivalent to the amount paid for the participation interests by CFI, increasing the Company’s total interest in the East 12th Street Loan to 100%.

In accordance with ASC 860, the sales of participation interests in the Investments do not qualify as sales under GAAP. As such, the Company presents the gross amount of the Investments as an asset and the loan participations sold as a liability on the consolidated balance sheet. The gross presentation of loan participations sold does not impact stockholders’ equity or net income.

Related Party Transactions

We have entered into agreements with the Advisor, the Dealer Manager and CFI and its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these include payments to the Dealer Manager for selling commissions, the dealer manager fee, distribution fees, and payments to the Advisor for reimbursement of organization and offering costs. During the acquisition and operational stages, these include payments for certain services related to the management and performance of our investments and operations provided to us by the Advisor and its affiliates pursuant to various agreements we have entered into with these entities. In addition, CFI has provided Sponsor Support in connection with the Offering, which is subject to reimbursement under certain circumstances. See Note 6 — Related Party Transactions in the Notes to the consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for additional information concerning our related party transactions and agreements.

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

For the years ended December 31, 2019 and December 31, 2018, the Company earned net interest income of $909,469 and $71,902, respectively.

The increase of $837,567 for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was due additional repurchases of participation interests in the Investments.

General and Administrative Expenses

The Company’s general and administrative expenses consist primarily of operating expense reimbursements to the Advisor, as well as compensation to the Company’s independent board of directors relating to pro-rated annual compensation as well as attendance at board of directors’ meetings.

For the years ended December 31, 2019 and December 31, 2018, the Company incurred general and administrative expenses of $116,420 and $169,700 respectively.

The decrease of $53,279 for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was due to a decrease in the amount of operating expenses incurred by the Company during such period.  As of December 31, 2019, the Advisor has incurred, on behalf of the Company, a total of $3,038,901 in Unreimbursed Operating Expenses.

Management Fees

Pursuant to the Advisory Agreement with the Advisor, the Company is required to pay the Advisor a monthly asset management fee, and may pay a monthly property management fee for providing real estate-related services, including services related to originating investments and negotiating financing, as needed.

For the years ended December 31, 2019 and December 31, 2018, the Company incurred asset management fees of $95,953 and $8,524, respectively.

The increase of $87,429 for the year ended December 31, 2019, as compared to the year ended December 31, 2018 was due to additional repurchases of participation interests in the Investments and increases in the Company’s NAV.

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

•	unrealized gains (losses) from the consolidation from, or deconsolidation to, equity accounting;
•	adjustments related to contingent purchase price obligations; and

•	adjustments for consolidated and unconsolidated partnerships and joint ventures calculated to reflect MFFO on the same basis as above.

The following table presents a reconciliation of FFO to net income:

Year Ended December 31, 2019
Net income	$697,096
Adjustments:
None	—
Funds from Operations	$697,096

The following table presents a reconciliation of FFO to MFFO:

Year Ended December 31, 2019
Funds from Operations	$697,096
Adjustments:
None	—
Modified Funds from Operations	$697,096

Net Asset Value

On February 13, 2020, the Company’s board of directors approved an estimated NAV as of December 31, 2019 of $23.46 per share for Class A and I, and $23.44 for Class T shares of common stock. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

In performing the calculation of the estimated NAV per share, Stanger observed that the Company had originated two loans as of December 31, 2019, and that the Company’s NAV was comprised of cash and equivalents plus its interests in the Delshah Loan and the East 12th Street Loan, amounts due from related party and prepaid expense less accrued expenses, distributions payable and due to related party (excluding amounts owed to the Advisor for reimbursement of O&O Costs less the current accrued O&O Costs liability, as identified on the Company’s balance sheet. Stanger also considered any other amounts due to the Advisor or affiliates for repayment of Sponsor Support or amounts due to the Special Unit Holder in certain circumstances, including liquidation of the Company, for which no amounts were due as of December 31, 2019. There can be no assurance that a stockholder would realize $23.46 per share of Class A and I common stock or $23.44 per share of Class T common stock if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s December 31, 2019 NAV does not consider fees or expenses that may be incurred in connection with a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs, and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Advisory Agreement. The Company believes that the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternatives Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The purchase price per share for each class of the Company’s common stock will generally equal the prior quarter’s NAV per share, as determined quarterly, plus applicable selling commissions and dealer manager fees. The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

Delshah Loan and East 12th Street Loan

In accordance with the Company’s valuation procedures, the Delshah Loan and the East 12th Street Loan (individually a “Loan Investment” and collectively the “Loan Investments”) were included in the determination of NAV at their estimated fair market value as of December 31, 2019, as determined by Stanger, as adjusted to reflect the Company’s interests in the Loan Investments, respectively, as of December 31, 2019. The Loan Investments estimated value was based upon taking, for each Loan Investment, the loan payments over the remaining anticipated term and discounting such payments to present value at a discount rate range equal to the current estimated market interest rate on financing similar to the applicable Loan Investments. To provide their opinion of value of the Loan Investments, Stanger first reviewed the terms of each of the Loan Investments as contained in the loan documents. Stanger then reviewed mezzanine loan market terms at or around December 31, 2019 to ascertain current market interest rate levels for loans similar to the Loan Investments. This review was conducted by (i) recent interviews of participants in the mezzanine / preferred equity market, (ii) reviewing recent mezzanine loan transactions, and (iii) reviewing published surveys available at or around December 31, 2019. Based on Stanger’s reviews above and taking into consideration the Loan Investments’ unique factors, including, but not limited to, loan-to-value (based on the appraised value range of the collateral), debt service coverage/debt yield, collateral property, financial information pertaining to the borrower, prepayment terms, and loan origination date, maturity date and extension terms, a market interest rate range was determined for each Loan Investment to utilize in the determination of the fair market value of the Loan Investments.

Specifically, it was determined that the current market interest rate for each Loan Investment equaled its contractual interest rate and, therefore, the Loan Investments estimated fair market value equaled the current balance outstanding as of December 31, 2019.

The following table provides a breakdown of the major components of the Company’s NAV:

Components of NAV	December 31, 2019
Cash and cash equivalents	$905,358
Commercial mortgage loans, held for investment(1)	$10,773,980
Due from related party	$4,765
Accrued interest receivable	$177,177
Accounts payable and accrued expenses	$(16,384)
Distributions payable	$(67,730)
Due to related party(2)	$(122,389)
Distribution fee payable the following month(3)	$(1,135)
Accrued interest payable	$(83,246)
Sponsor Support Repayment/Special Unit Holder Interest	$—
Net Asset Value	$11,570,396
Number of outstanding shares	493,217

Note:	(1) Reflects the Company’s interest in the Loan Investments.

(2) Excluding $94,671 due to the Advisor for reimbursement of O&O Costs ($98,052 less the current liability due of $3,381) pursuant to the procedures described in the “Net Asset Value Calculations and Valuation Procedures” section of the Company’s prospectus.

(3) Distribution fee only relates to Class T shares.

NAV Per Share	Class A Shares	Class T Shares	Class I Shares	Total
Total Gross Assets at Fair Value	$8,109,955	$1,356,665	$2,394,660	$11,861,280
Due to related party	(83,681)	(15,134)	(24,709)	$(123,524)
Other liabilities	(114,430)	(19,142)	(33,788)	$(167,360)
Quarterly NAV	$7,911,844	$1,322,389	$2,336,163	$11,570,396
Number of outstanding shares	337,229	56,413	99,575	493,217
NAV per share	$23.46	$23.44	$23.46

The following table reconciles stockholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholder's Equity to NAV	December 31, 2019
Stockholder's equity under U.S. GAAP	$11,427,121
Adjustments:
Organization and offering costs	94,671
Accrued distribution fee	48,604
NAV	$11,570,396

The following details the adjustments to reconcile U.S. GAAP stockholder’s equity to the Company’s NAV:

Organization and offering costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but it is not required to do so. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs ratably over a 36-month period; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap, as of such payment date. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period. As of December 31, 2019, the Advisor has continued to pay all O&O Costs on behalf of the Company. Under U.S. GAAP, the Company's reimbursement liability pertaining to the O&O costs is included with due to related party in the Company's consolidated balance sheet. For NAV, such costs will be recognized as a reduction in NAV as they are reimbursed.

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to the Company’s December 31, 2019 NAV for the changes in the effective contractual interest rates for the Delshah Loan and East 12th Street Loan, respectively:

Sensitivity Analysis	Range of NAV (Class A & I)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$23.22	$23.46	$23.71	$23.20	$23.44	$23.69
Estimated Market Interest Rate(1) - Delshah Loan	9.69%	9.23%	8.77%	9.69%	9.23%	8.77%
Estimated Market Interest Rate(1) - East 12th Street Loan	12.33%	11.74%	11.16%	12.33%	11.74%	11.16%
Note:	(1) As of December 31, 2019, the market interest rate was determined to be equal to the contractual interest rate for each of the Loan Investments.

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

If the Company is unable to raise substantial funds in the Offering, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a REIT, regardless of whether it is able to raise substantial funds in the Offering. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of December 31, 2019, the Company has raised net proceeds of $11,390,645 in the Offering.

The Company expects to use debt financing as a source of capital. The Company’s charter limits the Company from incurring debt if the Company’s borrowings exceed 300% of the cost of the Company’s net assets, which is estimated to approximate 75% of the cost of its tangible assets (before deducting depreciation or other non-cash reserves), though the Company may exceed this limit under certain circumstances. Once the Company has fully deployed the proceeds of the Offering, the Company expects its debt financing and other liabilities may likely be approximately 50% of the cost of its tangible assets (before adjusting for depreciation or other non-cash reserves), although it may exceed this level during the offering stage. As of December 31, 2019, the Company’s debt to tangible assets ratio was 3.7%.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Year Ended December 31, 2019
Cash flows from operating activities	$633,609
Cash flows from investing activities	(6,910,471)
Cash flows from financing activities	7,002,969
Increase in cash and cash equivalents	$726,107

Operating Activities

During the year ended December 31, 2019, net cash provided by operating activities was $633,609, compared to net cash used in operating activities of $24,939 during the year ended December 31, 2018. The change was primarily due to an increase in net income of $803,417 offset by a decrease in working capital accounts of $144,870.

Investing Activities

During the year ended December 31, 2019, net cash used in investing activities was $6,910,471, compared to $3,863,509 during the year ended December 31, 2018. The change was primarily due to repurchases of loan participation interest and shortfall fundings made in relation to the Investments.

Financing Activities

During the year ended December 31, 2019, net cash provided by financing activities was $7,002,969, compared to $3,866,698 during the year ended December 31, 2018. The change was due to an increase in proceeds received from the Offering, offset by distributions made.

Distributions

The Company’s board of directors authorized, and the Company declared, distributions through August 14, 2019 in an amount equal to $0.004357260, for the period August 15, 2019 through November 14, 2019 in an amount equal to $0.004493151, and for the period November 15, 2019 through May 14, 2020 in an amount equal to $0.004602739, per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

Under the terms of the Distribution Support Agreement, if the cash distributions the Company pays for any calendar quarter exceed the Company’s MFFO for such quarter, CFI will purchase Class I shares following the end of such calendar quarter for a purchase price equal to the amount by which the distributions paid on such shares exceed the MFFO for such quarter up to $5 million (including the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). In such instance, the Company may be paying distributions from proceeds of the shares purchased by CFI or its affiliates, not from cash flow from operations. Class I shares purchased by CFI pursuant to the Distribution Support Agreement will be eligible to receive all distributions payable by the Company with respect to Class I shares.  Other than the shares purchased to satisfy the Minimum Offering Requirement, as of December 31, 2019, CFI has not purchased any Class I shares pursuant to the Distribution Support Agreement.

The following table summarizes our distributions declared during the years ended December 31, 2019 and December 31, 2018.

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$447,611	77%	$31,184	55%
Payable	67,730	12%	22,214	39%
Reinvested in shares	66,341	11%	3,368	6%
Total distributions	$581,682	100%	$56,766	100%
Sources of Distributions:
Operating cash flows	$581,682	100%	$—	0%
Offering proceeds pursuant to Distribution Support Agreement	—	0%	—	0%
Offering proceeds	—	0%	56,766	100%
Total sources of distributions	$581,682	100%	$56,766	100%

During the year ended December 31, 2019, the Company declared $581,682 of distributions to its shareholders, $67,730 of which was unpaid at December 31, 2019, compared to the Company’s total aggregate MFFO of $697,095 and the Company’s total aggregate net income of $697,095 for that period.

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

Critical Accounting Policies

The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect the Company’s reported amounts of assets and liabilities and the Company’s disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in the Company’s consolidated financial statements. The Company considers its accounting policies over accounting for investments, revenue recognition, credit losses and impairment on investments, and income taxes to be critical accounting policies. See Note 2 – Summary of Significant Accounting Policies to the Company’s consolidated financial statements in Part IV, Item 16 of this Annual Report on Form 10-K for further descriptions of such accounting policies.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to the Company’s consolidated financial statements in Part IV, Item 16 of this Annual Report on Form 10-K for information regarding recent accounting pronouncements.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

As of December 31, 2019, the Company does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Subsequent Events

Purchase of Additional Participation Interests in the Delshah Loan

Subsequent to December 31, 2019, the Company repurchased participation interests in the Delshah Loan from CFI in the amount of $2,600,000. As of March 26, 2020, the Company’s total interest in the Delshah Loan was 31.28%.

Interest Shortfall - East 12th Street Loan

Subsequent to December 31, 2019, the Company advanced $228,493 to cover the interest shortfall on the East 12th Street Loan. As of March 26, 2020, the total funded amount for the East 12th Street Loan was $7,972,473.

Status of the Offering

As of March 24, 2020, the Company had sold an aggregate of 599,194 shares of its common stock (consisting of 368,496 Class A shares, 64,821 Class T shares, and 165,877 Class I shares) in the Offering resulting in net proceeds of $14,059,055 to the Company as payment for such shares.

Preferred Offering - RIT REIT Sub I, Inc.

In January 2020, in order to comply with certain REIT qualification requirements, RIT REIT Sub I had issued in a private placement 125 shares of preferred stock to accredited investors for gross offering proceeds of $125,000.

Distributions

On February 13, 2020, the board of directors authorized, and the Company declared, distributions for the period from February 15, 2020 to May 14, 2020, in an amount equal to $0.004602739 per day per share (or approximately $1.68 on an annual basis). Distributions will be payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure will be interest rate risk with respect to its indebtedness, credit risk and market risk with respect to use of derivative financial instruments for hedging purposes and foreign currency risk relating to investments made outside of the United States. As of December 31, 2019, the Company had no borrowings and has not used any derivative financial instruments.

Interest Rate Risk

As of December 31, 2019, the Company had originated a floating rate commercial mortgage loan, held for investment in the amount of $8,990,000, the East 12th Street Loan, that is exposed to interest rate changes in LIBOR. The loan is subject to an interest rate floor to mitigate some of the negative impact interest rates would have on the Company’s consolidated financial statements. As of December 31, 2019, the increase in LIBOR has had a positive effect on the Company’s net income.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item and the reports of the independent accountants thereon appear on pages F-2 to F-25. See accompanying Index to the Consolidated Financial Statements on page F-1.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of management, including the CEO and CFO, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2019 based on the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are set forth below.

	Age	Positions
Howard W. Lutnick	58	Chairman of the Board of Directors, Chief Executive Officer and President
Paul M. Pion	53	Director, Chief Financial Officer and Treasurer
Robert J. Hochberg	57	Independent Director
Christopher P. Yoshida	42	Independent Director
Emanuel Stern	57	Independent Director

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

Paul M. Pion. Mr. Pion has served as our director, Chief Financial Officer and Treasurer and Chief Financial Officer and Treasurer of our advisor since January 2020. Since January 2020, Mr. Pion has served as a director and as the Chief Financial Officer and Treasurer of Rodin Global Property Trust, Inc. and as the Chief Financial Officer and Treasurer of Rodin Global Property Advisors, LLC. In addition, Mr. Pion has served as U.S. Chief Administrative Officer and Senior Managing Director of Cantor Fitzgerald & Co. since August 2011. In this position, Mr. Pion oversees a range of functions, most notably client management, cost control, procurement, and vendor management. Other responsibilities include business continuity planning, facilities and insurance. In addition, he is the Treasurer of the Cantor Fitzgerald Relief Fund. Additionally, since January 17, 2012, Mr. Pion has served as Chief Executive Officer of Tower Bridge International Services LP, responsible for the back-office functions under a shared-services model for all Cantor UK-based businesses. Mr. Pion previously served in numerous positions for Cantor Fitzgerald & Co. including Global Director of Internal Audit and was involved in various special projects from 2002 to 2010. Mr. Pion has been a director of Tower Bridge GP Limited since November 2010, BGC European GP Limited since January 2012 and was a director of BGC Brokers GP Limited from April 2012 until December 2019. Prior to joining Cantor Fitzgerald & Co., Mr. Pion served for approximately 14 years with the accounting firm Deloitte & Touche, most recently as an Audit and Assurance partner focusing on financial services clients. At Deloitte & Touche, he also led the New York office’s China Practice. Mr. Pion holds Series 7 and 27 licenses and is a Certified Public Accountant in the State of New York. He received a B.S. in Accounting from the State University of New York at Albany. We believe that Mr. Pion’s extensive experience in the financial services industry supports his appointment to our board of directors.

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

The following table sets forth the compensation earned by our directors for the fiscal year ended December 31, 2019:

Name	Fees Earned or Paid in Cash	Total
Robert J. Hochberg	$32,000	$32,000
Christopher P. Yoshida	27,000	27,000
Emanuel Stern	27,000	27,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership

The following table shows, as of March 24, 2020, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Cantor Fitzgerald Investors, LLC(1) (2)	$2,200,001	17.88%
Howard W. Lutnick	2,200,001	17.88%
Steven Bisgay*	—	—
Robert J. Hochberg	—	—
Christopher P. Yoshida	—	—
Emanuel Stern	—	—
All directors and executive officers as a group	$2,200,001	17.88%
Note:	* Mr. Bisgay has resigned from his position of director and chief financial officer of the Company effective as of the end of the calendar year 2019.

(1) The address of this beneficial owner is c/o Rodin Income Trust, Inc. 110 E. 59th Street, New York, NY 10022.

(2) Cantor Fitzgerald Investors, LLC is indirectly owned by Cantor Fitzgerald, L.P. CF Group Management, Inc. is the managing general partner of Cantor Fitzgerald, L.P. Mr. Lutnick controls Cantor Fitzgerald, L.P. through his ownership of CF Group Management, Inc.

The Company and its employees, including our executive officers, have invested $2,200,001 in the Offering as of March 24, 2020.

Long-Term Incentive Plan Information

The following table summarizes information, as of December 31, 2019, relating to our long-term incentive plan pursuant to which grants of securities may be made from time-to-time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Long-Term Incentive Plans Approved by Stockholders	—	—	2,000,000
Long-Term Incentive Plans Not Approved by Stockholders	N/A	N/A	N/A
Total	—	—	2,000,000

Securities Authorized for Issuance Under Long-Term Incentive Plan

Our long-term incentive plan authorizes the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards, dividend equivalents, limited partnership interests in the Operating Partnership, or any other right relating to our common stock or cash; provided that our long-term incentive plan prohibits the issuance of stock appreciation rights and dividend equivalent rights unless and until our shares of common stock are listed on a national securities exchange. As required by the NASAA REIT guidelines, the maximum number of shares of our common stock that may be issued upon the exercise or grant of an award under our long-term incentive plan will not exceed in the aggregate, an amount equal to 5% of the outstanding shares of our common stock on the date of grant of any such awards. Any stock options or stock appreciation rights granted under our long-term incentive plan will have an exercise price or base price that is not less than the fair market value of our common stock on the date of grant. The exercise price or base price may not be reduced, directly or indirectly, or indirectly by cancellation and regrant, without the prior approval of our stockholders.  As of December 31, 2019, we have not granted any securities under our long-term incentive plan.

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

Certain Relationships and Related Transactions

Loan Participation Agreements

As of December 31, 2019, in connection with the origination of the Delshah Loan and the East 12th Street Loan, RIT Lending entered into the Delshah Loan Participation Agreement and East 12th Street Loan Participation Agreement with CFI. The Company, through RIT Lending, originated the loans with (i) cash from the Offering in the amount of $3,863,509, and (ii) proceeds from the sale of participations sold to CFI in the amount of $21,023,435.

As of December 31, 2019, the Company had repurchased participation interests in the Delshah Loan from CFI in the amount of $2,130,000, increasing the Company’s total interest to $3,030,000 and representing a 16.83% ownership interest in the Delshah Loan.

As of December 31, 2019, the Company had repurchased participation interests in the East 12th Street Loan from CFI in the amount of $5,609,044, increasing the Company’s total interest to $7,743,981 and representing a 100% ownership interest in the East 12th Street Loan.

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

The Advisor has agreed to pay for all of the O&O Costs on the Company’s behalf through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was June 28, 2019 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. The Company began reimbursing the Advisor for such costs ratably over the 36 months following the Escrow Break Anniversary; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs to be paid to the Advisor to exceed the 1% Cap as of such reimbursement date. As of December 31, 2019, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Acquisition Expenses. The Company does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of December 31, 2019.

Origination Fees. The Company will pay the Advisor up to 1.0% of the amount funded by the Company to originate commercial real estate-related loans, but only if and to the extent there is a corresponding fee paid by the borrower to the Company. During the years ended December 31, 2019 and December 31, 2018, no origination fees were paid or incurred.

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

Pursuant to the terms of the Advisory Agreement, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning on October 1, 2019, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2019, the Company may request that any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be that remitted back to the Company. As of December 31, 2019, the Company has accrued but not reimbursed any of the $108,485 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

Reimbursable operating expenses include personnel and related employment costs incurred by the Advisor or its affiliates in performing the services described in the Advisory Agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At December 31, 2019, all of these expenses remain unpaid. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of December 31, 2019 and December 31, 2018, no disposition fees have been incurred by the Company

Selling Commissions and Dealer Manager Fees

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

The Company will not pay any distribution fees on shares sold pursuant to the Company’s DRP.

The following table summarizes the above mentioned fees and expenses incurred by the Company for the year ended December 31, 2019:

		Due to related party as of	Year ended December 31, 2019		Due to related party as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2018	Incurred	Paid	December 31, 2019
Management Fees
Asset management fees	Management fees	$3,730	$95,953	$89,162	$10,521
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	108,485	—	—	108,485
Organization expenses(2)	General and administrative expenses	449	—	130	319
Offering costs(2)	Additional paid-in capital	38,957	77,896	19,118	97,735
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	246,169	246,169	—
Distribution fees	Additional paid-in capital	—	53,414	3,675	49,739
Total		$151,621	$473,432	$358,254	$266,799
Note:

(1) As of December 31, 2019, the Advisor has incurred, on behalf of the Company, a total of $3,038,901 in unreimbursed operating expenses, including a total of $2,930,484 during the year ended December 31, 2019 for which the Advisor has not invoiced the Company for reimbursement. Unreimbursed operating expenses include operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed. The total amount of unreimbursed operating expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of December 31, 2019, the Advisor has incurred, on behalf of the Company, a total of $5,753,263 of O&O Costs, of which the Company’s obligation is limited to $98,054, pursuant to the 1% Cap.

The following table summarizes the above mentioned fees and expenses incurred by the Company for the year ended December 31, 2018:

		Due to related party as of	Year ended December 31, 2018		Due to related party as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2017	Incurred	Paid	December 31, 2018
Management Fees
Asset management fees	Management fees	$—	$8,524	$4,794	$3,730
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	—	98,992	—	98,992
Operating expenses(1)	Prepaid expenses	—	9,493	—	9,493
Organization expenses(2)	General and administrative expenses	—	449	—	449
Offering costs(2)	Additional paid-in capital	—	38,957	—	38,957
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	39,750	39,750	—
Total		$—	$196,165	$44,544	$151,621
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

As of December 31, 2019, CFI has invested $2,200,001 in the Company through the purchase of 88,180 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 80,000 Class I shares for an aggregate purchase price of $2,000,000). CFI has agreed to abstain from voting any shares it acquires in any vote for the election of directors or any vote regarding the approval or termination of any contract with CFI or any of its affiliates.

Sponsor Support

Our sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by us or by the Advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital. As of December 31, 2019, CFI has paid Sponsor Support totaling $344,656.

Item 14. Principal Accounting Fees and Services.

Independent Auditors

During the year ended December 31, 2019, Ernst & Young LLP served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal years ended December 31, 2019 and December 31, 2018 by our independent registered public accounting firm, Ernst & Young, were as follows:

	Fiscal Year Ended December 31, 2019	Fiscal Year Ended December 31, 2018
Audit fees	$202,710	$222,157
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$202,710	$222,157

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

3.1

Second Articles of Amendment and Restatement of Rodin Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Post-Effective Amendment No. 1 to Form S-11 (File No. 333-221814), filed on December 19, 2018)

3.2

Amended and Restated Bylaws of Rodin Income Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Pre-Effective Amendment No. 1 to Form S-11 (File No. 333-221814), filed on April 13, 2018)

4.1	Form of Subscription Agreement (included as Appendix A to the Prospectus dated April 29, 2019, filed with the SEC on April 30, 2019)

4.2	Form of Distribution Reinvestment Plan (included as Appendix B to the Prospectus dated April 29, 2019, filed with the SEC on April 30, 2019)

10.1

Amended and Restated Advisory Agreement, by and among Rodin Income Trust, Inc., Rodin Income Trust Operating Partnership. L.P., Rodin Income Advisors, LLC, and Cantor Fitzgerald Investors, LLC and Rodin Income Trust OP Holdings, LLC, dated September 28, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 3, 2018)

10.2

Amendment No.1 to Amended and Restated Advisory Agreement, dated as of September 28, 2019, by and among Rodin Income Advisors, LLC, Rodin Income Trust, Inc., Rodin Income Trust Operating Partnership, L.P., Cantor Fitzgerald Investors, LLC and Rodin Income Trust OP Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 14, 2019)

10.3	Agreement of Limited Partnership of Rodin Income Trust Operating Partnership, L.P. dated May 2, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on June 14, 2018)

10.4	Rodin Income Trust, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on June 14, 2018)

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-11 (File No. 333-221814), filed with the SEC on November 30, 2017)

10.6

Reimbursement Agreement among Rodin Income Trust, Inc., Cantor Fitzgerald Investors, LLC and Rodin Income Trust OP Holdings, LLC dated May 2, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2018 filed on August 14, 2018)

10.7

Dealer Manager Agreement among Rodin Income Trust, Inc., Cantor Fitzgerald Investors, LLC and Cantor Fitzgerald & Co. dated May 2, 2018 (incorporated by reference to Exhibit 1.1 to the Company’s Form 10-Q filed on June 14, 2018)

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

The following materials from Rodin Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RODIN INCOME TRUST, INC.

Date: March 26, 2020	By:	/s/ Howard W. Lutnick
Howard W. Lutnick
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Howard W. Lutnick and Paul M. Pion, and each of them severally, his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

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

Name	Title	Date

/s/ Howard W. Lutnick	Chief Executive Officer and Chairman of the Board of Directors	March 26, 2020
Howard W. Lutnick	(Principal Executive Officer)

/s/ Paul M. Pion	Chief Financial Officer	March 26, 2020
Paul M. Pion	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert J. Hochberg	Director	March 26, 2020
Robert J. Hochberg

/s/ Christopher P. Yoshida	Director	March 26, 2020
Christopher P. Yoshida

/s/ Emanuel Stern	Director	March 26, 2020
Emanuel Stern

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rodin Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rodin Income Trust, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

New York, New York

March 26, 2020

RODIN INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$905,358	$179,251
Commercial mortgage loans, held for investment	25,743,980	24,886,944
Accrued interest receivable	177,177	169,768
Due from related party	4,765	10,012
Prepaid expenses	—	9,493
Total assets	$26,831,280	$25,255,468
Liabilities and Equity
Liabilities
Loan participations sold	$14,970,000	$21,023,435
Due to related party	266,799	151,621
Accrued interest payable	83,246	136,057
Distributions payable	67,730	22,214
Accounts payable and accrued expenses	16,384	22,384
Total liabilities	15,404,159	21,355,711
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	—	—
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, and 337,229 and 82,309 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	3,372	823
Class T common stock, $0.01 par value per share, 200,000,000 shares authorized, 56,413 and 0 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	564	—
Class I common stock, $0.01 par value per share, 50,000,000 shares authorized, and 99,575 and 87,139 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	996	871
Additional paid-in capital	11,468,863	4,060,151
Retained earnings and cumulative distributions	(47,674)	(163,088)
Total controlling interest	11,426,121	3,898,757
Non-controlling interests in subsidiaries	1,000	1,000
Total stockholders' equity	11,427,121	3,899,757
Total liabilities and stockholders' equity	$26,831,280	$25,255,468

The accompanying notes are an integral part of these consolidated financial statements.

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	Ended December 31,
	2019	2018
Interest income:
Interest income	$2,528,649	$598,689
Less: Interest income related to loan participations sold	(1,619,180)	(526,787)
Total interest income, net	909,469	71,902
Operating expenses:
General and administrative expenses	116,420	169,700
Management fees	95,953	8,524
Total operating expenses	212,373	178,224
Net income (loss)	$697,096	$(106,322)
Weighted average shares outstanding	362,060	60,203
Net income (loss) per common share - basic and diluted	$1.93	$(1.77)

The accompanying notes are an integral part of these consolidated financial statements.

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Stockholders' Equity
								Accumulated
	Common Stock						Additional	Deficit and	Non-
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2018	8,180	$82	—	$—	—	$—	$199,919	$—	$1,000	$201,001
Common stock issued	73,996	740	—	—	87,131	871	3,895,822	—	—	3,897,433
Distribution reinvestment	133	1	—	—	8	—	3,367	—	—	3,368
Offering costs, commissions and fees	—	—	—	—	—	—	(38,957)	—	—	(38,957)
Net income (loss)	—	—	—	—	—	—	—	(106,322)	—	(106,322)
Distributions declared on common stock	—	—	—	—	—	—	—	(56,766)	—	(56,766)
Balance as of December 31, 2018	82,309	$823	—	$—	87,139	$871	$4,060,151	$(163,088)	$1,000	$3,899,757

	Stockholders' Equity
								Retained
	Common Stock						Additional	Earnings and	Non-
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2019	82,309	$823	—	$—	87,139	$871	$4,060,151	$(163,088)	$1,000	$3,899,757
Common stock issued	252,933	2,530	56,067	561	11,799	119	7,716,925	—	—	7,720,135
Distribution reinvestment	1,987	19	346	3	637	6	69,265	—	—	69,293
Offering costs, commissions and fees	—	—	—	—	—	—	(377,478)	—	—	(377,478)
Net income (loss)	—	—	—	—	—	—	—	697,096	—	697,096
Distributions declared on common stock	—	—	—	—	—	—	—	(581,682)	—	(581,682)
Balance as of December 31, 2019	337,229	$3,372	56,413	$564	99,575	$996	$11,468,863	$(47,674)	$1,000	$11,427,121

The accompanying notes are an integral part of these consolidated financial statements.

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$697,096	$(106,322)
Changes in assets and liabilities:
Decrease/(increase) in due from related party	5,247	(10,012)
(Increase) in accrued interest receivable	(7,409)	(169,768)
Decrease/(increase) in prepaid expenses	9,493	(9,493)
(Decrease)/increase in accrued interest payable	(52,811)	136,057
(Decrease)/increase in accounts payable and accrued expenses	(6,000)	22,384
(Decrease)/increase in due to related party	(12,007)	112,215
Net cash provided by/(used in) operating activities	633,609	(24,939)
Cash flows from investing activities:
Repurchases of loan participation interest	(6,189,044)	—
Fundings of commercial mortgage loans, held for investment	(721,427)	—
Origination of commercial mortgage loans, held for investment	—	(24,886,944)
Loan participations sold to related party	—	21,023,435
Net cash used in investing activities	(6,910,471)	(3,863,509)
Cash flows from financing activities:
Proceeds from issuance of common stock	7,469,842	3,897,882
Distributions	(466,873)	(31,184)
Net cash provided by financing activities	7,002,969	3,866,698
Net increase/(decrease) in cash and cash equivalents	726,107	(21,750)
Cash and cash equivalents, at beginning of year	$179,251	$201,001
Cash and cash equivalents, at end of year	$905,358	$179,251

Non-cash financing activities:
Distributions payable	$45,516	$22,214
Distribution reinvestment	$69,293	$3,368

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

On January 22, 2016, the Company was capitalized with a $200,001 investment by its sponsor, Cantor Fitzgerald Investors, LLC (“CFI”), through the purchase of 8,180 Class A shares of common stock. In addition, an indirect wholly owned subsidiary of CFI, Rodin Income Trust OP Holdings, LLC (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units, which is recorded as a non-controlling interest on the consolidated balance sheets as of December 31, 2019 and December 31, 2018, respectively. On June 28, 2018, the Company satisfied the minimum offering requirement for the Offering (the “Minimum Offering Requirement”) as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share. The Offering is a continuous offering that will end no later than two years after the effective date of the Offering, or May 2, 2020, unless extended by the Company’s board of directors for up to an additional one year or beyond, as permitted by the Securities and Exchange Commission.

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

As of December 31, 2019, the Company had made the following investments (collectively, the “Investments”):

•

The Company originated, through RIT Lending, an $18 million fixed rate mezzanine loan (the “Delshah Loan”) to DS Brooklyn Portfolio Mezz LLC (the “Mezzanine Borrower”), an affiliate of Delshah Capital Limited (“Delshah”), for the acquisition of a 28-property multifamily portfolio by Delshah located in Brooklyn and Manhattan, NY (each a “Property” and collectively the “Portfolio”). (See Note 3)

•

The Company also originated, through RIT lending, an $8.99 million floating-rate mezzanine loan (the “East 12th Street Loan”), to DS 531 E. 12th Mezz LLC (the “East 12th Street Mezzanine Borrower”), an affiliate of Delshah, for the acquisition of a multifamily property by Delshah located in Manhattan, NY (the “East 12th Street Property”). Approximately $6.83 million of the East 12th Street Loan was funded at closing. As of December 31, 2019, approximately $7.74 million of the East 12th Street Loan has been funded. (See Note 3)

The Company is externally managed by Rodin Income Advisors, LLC (the “Advisor”), a Delaware limited liability company and a wholly owned subsidiary of CFI. CFI is a wholly owned subsidiary of CFIM Holdings, LLC, which is a wholly owned subsidiary of Cantor Fitzgerald, L.P. (“CFLP”).

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

Variable Interest Entities

The Company determines if an entity is a variable interest entity (“VIE”) in accordance with guidance in Accounting Standards Codification (“ASC”) Topic 810, Consolidation. For an entity in which the Company has acquired an interest, the entity will be considered a VIE if both of the following characteristics are not met: 1) the equity investors in the entity have the characteristics of a controlling financial interest and 2) the equity investors’ total investment at risk is sufficient to finance the entity’s activities without additional subordinated financial support. The Company makes judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary. A qualitative analysis is generally based on a review of the design of the entity, including its control structure and decision-making abilities, and also its financial structure. In a quantitative analysis, the Company would incorporate various estimates, including estimated future cash flows, assumed hold periods and capitalization or discount rates.

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

The Company evaluates all of its investments to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of December 31, 2019 and December 31, 2018, the Company concluded that it did not have any investments in VIEs.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial Mortgage Loans, Held for Investment

Commercial mortgage loans are generally intended to be held for investment and, accordingly, are carried at cost, net of unamortized loan fees, premiums, discounts and unfunded commitments. Commercial mortgage loans, held for investment that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate. Commercial mortgage loans where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value. As of December 31, 2019 and December 31, 2018, the Company has originated two mezzanine loans and classified them as held for investment.

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

Credit Losses and Impairment on Investments

Loans are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loan loss reserves on a periodic basis. Significant judgment of management is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the credit quality and financial condition of the borrower, and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses.

Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of December 31, 2019 and December 31, 2018, no impairment has been identified for loans that are held for investment. There are no loans that have been classified as past due or in non-accrual status as of December 31, 2019 and December 31, 2018.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due from Related Party

Due from related party includes amounts owed to the Company by CFI pursuant to the terms of the Sponsor Support Agreement for the reimbursement of selling commissions and dealer manager fees, which at December 31, 2019 and December 31, 2018 was $4,765 and $10,012, respectively. The full amounts of Sponsor Support outstanding at December 31, 2019 and December 31, 2018 were received by the Company during January 2020 and January 2019, respectively.

Due to Related Party

Due to related party is comprised of amounts contractually owed by the Company for various services provided to the Company from a related party, which at December 31, 2019 and December 31, 2018 was $266,799 and $151,621, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses is comprised of amounts owed by the Company for compensation to the Company’s independent board of directors relating to pro-rated annual compensation as well as attendance at meetings of the board of directors, which at December 31, 2019 and December 31, 2018 was $16,384 and $22,384, respectively.

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was June 28, 2019 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but it is not required to do so. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs ratably over a 36-month period; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds of the Offering (the “1% Cap”), as of such payment date. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period.  As of December 31, 2019, the Advisor has continued to pay all O&O Costs on behalf of the Company.

As of December 31, 2019 and December 31, 2018, the Advisor has incurred $5,753,263 and $4,587,373, respectively, of O&O Costs on the Company’s behalf. The Company’s obligation is limited to the 1% Cap, less any reimbursement payments made by the Company to the Advisor for O&O costs incurred, which at December 31, 2019 and December 31, 2018 was $98,054 and $39,406, respectively, and is included within Due to related party in the accompanying consolidated balance sheets. As of December 31, 2019, and December 31, 2018, organizational costs of $449 and $449, respectively, were expensed and included within General and administrative expenses, and offering costs of $116,853 and $38,957, respectively, were charged to stockholders’ equity. As of December 31, 2019 and December 31, 2018, the Company has made reimbursement payments of $19,248 and $0, respectively, to the Advisor for O&O Costs incurred.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of December 31, 2019 and December 31, 2018, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the years ended December 31, 2019 and December 31, 2018, basic and diluted net income (loss) per common share was $1.93 and $(1.77), respectively.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The ASU replaced certain previously existing revenue recognition guidance. Beginning January 1, 2018, companies are required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also includes additional disclosure requirements. The revenue recognition guidance does not apply to revenues associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, and as a result, it did not have an impact on the elements of the Company’s consolidated statements of operations most closely associated with financial instruments, including revenues from Interest income. The standard could be adopted either retrospectively to prior reporting periods presented or as a cumulative effect adjustment as of the date of adoption. The Company adopted the guidance on its required effective date of January 1, 2018 using the modified retrospective transition method applied to contracts that were not completed as of the adoption date. Accordingly, the revenue standard is applied prospectively in the Company’s financial statements from January 1, 2018 onward. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on the classification of a lease as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional (and optional) transition method to adopt the leases standard. Under this transition method, a reporting entity would initially apply the lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with previous U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures required by ASC 840 for all periods presented under that standard. Further, ASU No. 2018-11 contains an additional practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842), Codification Improvements, to clarify certain application and transitional disclosure aspects of the leases standard. The amendments address determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers and clarify interim period transition disclosure requirements, among other issues. The guidance in ASUs 2016-02, 2018-10, 2018-11 and 2018-20 was effective beginning January 1, 2019, with early adoption permitted; whereas the guidance in ASU 2019-01 is effective beginning January 1, 2020, with early adoption permitted. The Company adopted the above mentioned standards on January 1, 2019 using the effective date as the date of initial application. Therefore, pursuant to this transition method, financial information was not updated and the disclosures required under the leases standards were not provided for dates and periods before January 1, 2019. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination (“PCD assets”), the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to clarify that operating lease receivables accounted for under ASC 842, Leases, are not in the scope of the new credit losses guidance, and, instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU makes changes to the guidance introduced or amended by ASU No. 2016-13 to clarify the scope of the credit losses standard and address guidance related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other issues. In addition, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU allow entities, upon adoption of ASU No. 2016-13, to irrevocably elect the fair value option for financial instruments that were previously carried at amortized cost and are eligible for the fair value option under ASC 825-10, Financial Instruments: Overall. In November 2019, the FASB issued ASU No. 2019-10, Financial instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates. Pursuant to this ASU, the effective date of the new credit losses standard was deferred, and the new credit impairment guidance will become effective for the Company on January 1, 2023 under a modified retrospective approach, and early adoption is permitted. In addition, in November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in this ASU require entities to include certain expected recoveries of the amortized cost basis previously written off, or expected to be written off, in the allowance for credit losses for PCD assets; provide transition relief related to troubled debt restructurings; allow entities to exclude accrued interest amounts from certain required disclosures; and clarify the requirements for applying the collateral maintenance practical expedient. The amendments in ASUs No. 2018-19, 2019-04, 2019-05, 2019-10 and 2019-11 are required to be adopted concurrently with the guidance in ASU No. 2016-13. The Company plans to adopt the standards on their required effective date. Management is continuing to implement the new credit losses guidance, including the assessment of the impact of the new guidance on the Company’s consolidated financial statements. Given the objective of the new standard, it is generally expected allowances for credit losses for the financial instruments within its scope would increase, however, the amount of any change will be dependent on the composition and quality of the Company’s portfolios at the adoption date as well as economic conditions and forecasts at that time.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The guidance is part of the FASB’s disclosure framework project, whose objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements. The ASU eliminates, amends and adds certain disclosure requirements for fair value measurements. The FASB concluded that these changes improve the overall usefulness of the footnote disclosures for financial statement users and reduce costs for preparers. The new standard will become effective for the Company beginning January 1, 2020 and early adoption is permitted for eliminated and modified fair value measurement disclosures. Certain disclosures are required to be applied prospectively and other disclosures need to be adopted retrospectively in the period of adoption. As permitted by the transition guidance in the ASU, the Company early adopted eliminated and modified disclosure requirements as of September 30, 2018. The adoption of this standard did not impact the Company’s consolidated financial statements. See Note 9 — Fair Value Measurements for additional information. The Company plans to adopt the remaining disclosure requirements beginning January 1, 2020, and the adoption of the additional fair value measurement disclosures is not expected to have an impact on the Company’s consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance was issued in response to stakeholders’ observations that Topic 810, Consolidation, could be improved in the areas of applying the VIE guidance to private companies under common control and in considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The new standard will become effective for the Company beginning January 1, 2020, with early adoption permitted, and must be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. The guidance clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with already effective SEC final rules, thereby eliminating redundancies and making the codification easier to apply. This ASU was effective upon issuance, and it did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

The Portfolio is comprised of 207 residential units and 19 commercial units that encompass 167,499 square feet.

The following table provides certain information about the Delshah Loan:

Loan Type	Loan Amount	Loan Term	Fixed Rate Coupon	Amortization	Loan-to- Value(1)
Mezzanine Loan	$18,000,000	10 years	9.10% subject to a potential increase on September 22, 2023	Interest only	83.14%
Note:	(1) Loan-to-Value is calculated as of the date the Delshah Loan was originated.

The interest rate for the Delshah Loan for years one through five is 9.10%. Beginning on September 22, 2023, the interest rate for the Delshah Loan will change to the greater of (i) 9.10% or (ii) 275 basis points over the then existing five year U.S. Treasury Note Yield (the “Mortgage Loan Interest Rate”). However, in the event certain conditions described in the Delshah Loan mezzanine loan agreement are not satisfied at the end of year five, the interest rate for the Delshah Loan will increase to the greater of (i) 10.10% or (ii) 565 basis points over the Mortgage Loan Interest Rate in effect at the beginning of year six.

The Delshah Loan is secured by a pledge of 100% of the equity interests in the Senior Borrower. The Delshah Loan may be prepaid in its entirety, but not in part, subject to RIT Lending’s receipt of eighteen months of minimum interest. The term of the Delshah Loan is ten years, with no option to extend. The Portfolio is managed by an affiliate of the Borrower.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2019 and December 31, 2018, the Company had repurchased participation interests in the Delshah Loan from CFI in the amount of $2,130,000 and $400,000, respectively, increasing the Company’s total interest in the Delshah Loan to 16.83% and 7.22%, respectively.

During the years ended December 31, 2019 and December 31, 2018, the Company earned Interest income, net of $160,430 and $31,597, respectively, on the Delshah Loan, consisting of $1,660,750 and $464,100, respectively, of total Interest less $1,500,320 and $432,503, respectively, of Interest income related to Loan participations sold.

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

The following table provides certain information about the East 12th Street Loan:

Loan Type	Loan Amount	Initial Funding	Loan Term	Floating Rate Coupon	Amortization	Loan-to- Value(1)
Mezzanine Loan	$8,990,000	$6,830,000	3 years with two, 1-year extension options	LIBOR+9.25%	Interest only	84.28%
Note:	(1) Loan-to-Value is calculated as of the date the East 12th Street Loan was originated and only includes amounts funded on the date of origination.

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

As of December 31, 2019, the Company and CFI had advanced $913,980 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $746,020. As of December 31, 2019, the total funded amount for the East 12th Street Loan was $7,743,980, and the portion of the East 12th Street Loan withheld for capital expenditure, broker commissions and tenant improvements was unchanged from the initial balance of $500,000.

As of December 31, 2018, the Company and CFI had advanced $56,944 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $1,603,056. At December 31, 2018, the total funded amount for the East 12th Street Loan was $6,886,944, and the portion of the East 12th Street Loan withheld for capital expenditure, broker commissions and tenant improvements was unchanged from the initial balance of $500,000.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019 and December 31, 2018, the Company had repurchased participation interests in the East 12th Street Loan from CFI in the amount of $5,609,044 and $1,150,000, respectively, increasing the Company’s total interest in the East 12th Street Loan to 100% and 37.22%, respectively.

During the years ended December 31, 2019 and December 31, 2018, the Company earned Interest income, net of $749,039 and $40,305, respectively, on the East 12th Street Loan, consisting of $867,899 and $134,589, respectively, of total Interest less $118,860 and $94,284, respectively, of Interest income related to Loan participations sold.

The following table summarizes the activity on the loans at December 31, 2019.

Activity	Delshah Loan	RIT Participation Interest %	Total Delshah Loan	East 12th Street Loan	RIT Participation Interest %	Total East 12th Street Loan	Total Loans
Total Loan Amount	$18,000,000		$18,000,000	$8,990,000		$8,990,000	$26,990,000

Initial Funding	18,000,000	100.00%	18,000,000	6,830,000	100.00%	6,830,000	24,830,000
Interest Participation Sale	(17,100,000)	-95.00%	—	(5,435,000)	-79.58%	—	—
Ownership	900,000	5.00%	18,000,000	1,395,000	20.42%	6,830,000	24,830,000
Advance for Interest Shortfall	—	—	—	913,980	—	913,980	913,980
Interest Participation Sale - Interest Shortfall	—	—	—	(174,044)	—	—	—
RIT Interest Participation Purchase	2,130,000	11.83%	—	5,609,044	79.58%	—	—
Ownership	$3,030,000	16.83%	$18,000,000	$7,743,980	100.00%	$7,743,980	$25,743,980

During the years ended December 31, 2019 and December 31, 2018, the Company earned total Interest income, net of $909,469 and $71,902, respectively, which was comprised of total Interest income of $2,528,649 and $598,689, respectively, less Interest income related to Loan participations sold of $1,619,180 and $526,787, respectively.

Concentration of Credit Risk

The following table presents the geography and property type of collateral underlying the Company’s Commercial mortgage loans, held for investment as a percentage of the loan’s carrying value as of December 31, 2019 and December 31, 2018:

Geography	Collateral Property Type	Percentage
New York	Multifamily	100%

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December  31, 2019 and December 31, 2018, the Company had repurchased participation interests in the Delshah Loan from CFI totaling $2,130,000 and $400,000 respectively, increasing the Company’s total interest to $3,030,000 and $1,300,000, respectively, representing a 16.83% and a 7.22% interest, respectively, in the Delshah Loan.

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

In accordance with ASC Topic 860, Transfers and Servicing, the sales of participation interests in the Investments do not qualify as sales. Therefore, the Company presents the gross amount of the Investments as an asset and the Loan participations sold as a liability on the consolidated balance sheet. The gross presentation of Loan participations sold does not impact stockholders’ equity or net income.

As of December 31, 2019 and December 31, 2018, the Company had repurchased participation interests in the East 12th Street Loan from CFI in the amount of $5,609,044 and $1,150,000, respectively, and had made interest shortfall fundings of $913,980 and $56,944, respectively, increasing the Company’s total interest to $7,743,980 and $2,563,509, respectively, representing a 100% and 37.22% interest, respectively, in the East 12th Street Loan.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of December 31, 2019, the Company’s total number of authorized shares of common stock was 410,000,000 consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 50,000,000 of Class I authorized common shares. The Company has the right to reallocate the shares of common stock offered between the Primary Offering and the DRP. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares will be lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the Primary Offering.

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

As of December 31, 2019, the Company had sold 485,036 shares of its common stock (consisting of 329,048 Class A shares and 99,575 Class I shares and 56,413 Class T Shares) in the Offering for aggregate net proceeds of $11,390,645.

Distributions

The Company’s board of directors authorized, and the Company declared, distributions through August 14, 2019 in an amount equal to $0.004357260, for the period August 15, 2019 through November 14, 2019 in an amount equal to $0.004493151, and for the period November 15, 2019 through May 14, 2020 in an amount equal to $0.004602739, per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

As of December 31, 2019 and December 31, 2018, the Company has declared distributions of $638,448 and $56,766  respectively, of which $67,730 and $22,214, respectively, was unpaid as of the respective reporting dates and has been recorded as Distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of December 31, 2019 were paid during January 2020. As of December 31, 2019 and December 31, 2018, distributions reinvested pursuant to the Company’s DRP are $72,661 and $3,368, respectively.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Redemptions

Stockholders are eligible to have their shares repurchased by the Company pursuant to the Amended and Restated Share Repurchase Program. The Company will repurchase shares at a price equal to, or at a discount from, NAV per share of the share class being repurchased subject to certain holding period requirements which effect the repurchase price as a percentage of NAV.

The Amended and Restated Share Repurchase Program includes numerous restrictions that limit stockholders’ ability to have their shares repurchased. The Company limits the number of shares repurchased pursuant to the Amended and Restated Share Repurchase Program as follows: (i) during any calendar month, the Company may repurchase no more than 2% of the combined NAV of all classes of shares as of the last calendar day of the previous month (based on the most recently determined NAV per share) and (ii) during any calendar year, the Company may repurchase no more than 10% of the combined NAV of all classes of shares as of the last calendar day of the previous calendar year. Further, the Company also has no obligation to repurchase shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. The Company may amend, suspend or terminate the program for any reason upon 10 business days’ notice.

The Company has not received any requests to repurchase any shares of its common stock as of December 31, 2019.

Non-controlling Interest

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. This investment has been recorded as non-controlling interest on the consolidated balance sheets as of December 31, 2019 and December 31, 2018, respectively.

Note 6 – Related Party Transactions

Repurchases of Participation Interest in the Delshah Loan

During the year ended December 31, 2019, the Company repurchased participation interests in the Delshah Loan from CFI in the amount of $1,730,000, increasing the Company’s total interest to $3,030,000, which represents a 16.83% ownership interest in the Delshah Loan.

Repurchases of Participation Interest in the East 12th Street Loan

During the year ended December 31, 2019, the Company repurchased participation interests in the East 12th Street Loan from CFI in the amount of $4,459,044, increasing the Company’s total interest to $7,743,980, which represents a 100% ownership interest in the East 12th Street Loan.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Advisor has agreed to pay for all O&O Costs on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) through the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. The Company began reimbursing the Advisor for such costs ratably over the 36 months following the Escrow Break Anniversary; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs to be paid to the Advisor to exceed the 1% Cap as of such reimbursement date. As of December 31, 2019 and December 31, 2018, the Advisor had incurred $5,753,263 and $4,587,373, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The Company’s obligation is limited to the 1% Cap, less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which at December 31, 2019 and December 31, 2018 was $98,054 and $39,406, respectively, and is included within Due to related party in the accompanying consolidated balance sheets. As of December 31, 2019 and December 31, 2018, organizational costs of $449 and $449, respectively, were expensed and included within General and administrative expenses and offering costs of $116,853 and $38,957, respectively, were charged to stockholders’ equity. As of December 31, 2019 and December 31, 2018, the Company has made reimbursement payments of $19,248 and $0, respectively, to the Advisor for O&O Costs incurred.  As of December 31, 2019, the Advisor has continued to pay all O&O Costs on behalf of the Company. As of December 31, 2019, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Acquisition Expenses. The Company does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of December 31, 2019 or December 31, 2018.

Distribution Fees. Distribution fees are payable to the Dealer Manager, subject to the terms set forth in the dealer manager agreement between the Company and the Dealer Manager. Distributions fees are paid with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee is payable monthly in arrears and is paid on a continuous basis from year to year. During the years ended December 31, 2019 and December 31, 2018, the Company paid distribution fees of $3,675 and $0, respectively. As of December 31, 2019 and December 31, 2018, the Company has incurred a liability of $49,739 and $0, respectively, which is included within Due to related party on the consolidated balance sheets, $1,132 and $0, respectively, of which was payable as of December 31, 2019 and December 31, 2018 and paid during January 2020.

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

Origination Fees. The Company will pay the Advisor up to 1.0% of the amount funded by the Company to originate commercial real estate-related loans, but only if and to the extent there is a corresponding fee paid by the borrower to the Company. During the years ended December 31, 2019 and December 31, 2018, no origination fees were paid or incurred.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Management Fees.  Asset management fees are due to the Advisor.  Prior to September 2019, asset management fees consisted of monthly fees equal to one-twelfth of 1.20% of the cost of the Company’s investments at the end of each month. Effective as of September 2019, asset management fees payable to the Advisor consist of monthly-fees equal to one twelfth of 1.20% of the Company’s most recently disclosed NAV.

For the years ended December 31, 2019 and December 31, 2018, the Company incurred asset management fees of $95,953 and $8,524, respectively. The asset management fee related to the month of December 2019 of $10,521 is unpaid as of December 31, 2019 and has been included within Due to related party on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. Effective beginning in the third quarter of 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses.

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning on October 1, 2019, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2019, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior periods in excess of the limitation to be remitted back to the Company. As of December 31, 2019, the Company has accrued but not reimbursed any of the $108,485 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

For the years ended December 31, 2019 and December 31, 2018, the Company incurred operating expenses reimbursable to its Advisor of $0 and $108,485, respectively, consisting of $0 and $98,992, respectively, included within general and administrative expenses on the accompanying consolidated statements of operations, and $0 and $9,493, respectively, included within prepaid expenses on the accompanying consolidated balance sheets as of December 31, 2019 and December 31, 2018.

Reimbursable operating expenses include personnel and related employment costs incurred by the Advisor or its Affiliates in performing the services described in the Advisory Agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At December 31, 2019, all of these expenses remain unpaid and are included within Due to related party on the accompanying consolidated balance sheet.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019, the total amount of unreimbursed operating expenses was $3,038,901. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the year ended December 31, 2019 which were not invoiced to the Company amounted to $2,930,484.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of December 31, 2019 and December 31, 2018, no disposition fees have been incurred by the Company.

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

As of December 31, 2019, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in this paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from the Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of December 31, 2019 and December 31, 2018, CFI has paid Sponsor Support totaling $344,656 and $53,564, respectively, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances. The following summarizes these fees:

Selling Commissions.  Selling commissions payable to the Dealer Manager consist of (i) up to 1.0% of gross offering proceeds paid by CFI for Class A shares and Class T shares and (ii) up to 5.0% and 2.0% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the Primary Offering. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions are payable with respect to Class I shares. For the years ended December 31, 2019 and December 31, 2018, the Company incurred $246,169 and $47,700 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheet. At December 31, 2019 and December 31, 2018, $66,316 and $7,950  of Sponsor Support, respectively, has been recorded and $66,316 and $6,200, respectively, has been reimbursed by CFI.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the Primary Offering, all of which will be paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. For the years ended December 31, 2019 and December 31, 2018, the Company recorded $227,479 and $55,626 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheet. As of December 31, 2019 and December 31, 2018, all of the Sponsor Support related to dealer manager fees has been recorded and $278,340 and $47,364, respectively, has been reimbursed by CFI. During January 2020, the Company received the remaining Sponsor Support for dealer manager fees of $4,765 related to the year ended December 31, 2019.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the above mentioned fees and expenses incurred by the Company for the year ended December 31, 2019:

		Due to related party as of	Year ended December 31, 2019		Due to related party as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2018	Incurred	Paid	December 31, 2019
Management Fees
Asset management fees	Management fees	$3,730	$95,953	$89,162	$10,521
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	108,485	—	—	108,485
Organization expenses(2)	General and administrative expenses	449	—	130	319
Offering costs(2)	Additional paid-in capital	38,957	77,896	19,118	97,735
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	246,169	246,169	—
Distribution fees	Additional paid-in capital	—	53,414	3,675	49,739
Total		$151,621	$473,432	$358,254	$266,799
Note:

(1) As of December 31, 2019, the Advisor has incurred, on behalf of the Company, a total of $3,038,901 in Unreimbursed Operating Expenses, including a total of $2,930,484 during the year ended December 31, 2019 for which the Advisor has not invoiced the Company for reimbursement. The total amount of unreimbursed operating expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of December 31, 2019, the Advisor has incurred, on behalf of the Company, a total of $5,753,263 of O&O Costs, of which the Company’s obligation is limited to $98,054, pursuant to the 1% Cap.

The following table summarizes the above mentioned fees and expenses incurred by the Company for the year ended December 31, 2018:

		Due to related party as of	Year ended December 31, 2018		Due to related party as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2017	Incurred	Paid	December 31, 2018
Management Fees
Asset management fees	Management fees	$—	$8,524	$4,794	$3,730
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	—	98,992	—	98,992
Operating expenses(1)	Prepaid expenses	—	9,493	—	9,493
Organization expenses(2)	General and administrative expenses	—	449	—	449
Offering costs(2)	Additional paid-in capital	—	38,957	—	38,957
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	39,750	39,750	—
Total		$—	$196,165	$44,544	$151,621
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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment by CFI

CFI initially invested $200,001 in the Company through the purchase of 8,180 Class A shares at $24.45 per share. CFI may not sell any of these shares during the period it serves as our sponsor. Neither the Advisor nor CFI currently has any options or warrants to acquire additional shares of the Company.

As of December 31, 2019, CFI has invested $2,200,001 in the Company through the purchase of 88,180 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 80,000 Class I shares for an aggregate purchase price of $2,000,000).

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by us or by the Advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital. As of December 31, 2019, CFI has paid Sponsor Support totaling $344,656.

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

Note 8 – Commitments and Contingencies

As of December 31, 2019 and December 31, 2018, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it.

Unfunded Portion of the East 12th Street Loan

$6,830,000 of the East 12th Street Loan was funded at closing. $1,660,000 of the East 12th Street Loan was withheld to be advanced to the extent the East 12th Street Property generates insufficient cash flow to fully cover payment of interest on the East 12th Street Loan. The remaining portion of the East 12th Street Loan, $500,000, remains unfunded and will be advanced to pay for capital expenditure, broker commissions and tenant improvements associated with the East 12th Street Property as approved by RIT Lending. No interest will accrue on the unfunded amounts. Subsequent to the date the East 12th Street Loan was originated, as of December 31, 2019, the Company and CFI have advanced $913,980 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $746,020. As of December 31, 2019, the total funded amount for the East 12th Street Loan was $7,743,980, and the portion of the East 12th Street Loan withheld for capital expenditure, broker commissions and tenant improvements was unchanged from the initial balance of $500,000. See Note 3 for additional information.

Risks and Uncertainties

The rapid development and fluidity of the situation surrounding the COVID-19 pandemic precludes any prediction as to the ultimate impact on the Company. The full extent of the impact and effects of COVID-19 on the future financial performance of the Company, as a whole, and, specifically, on its loan investments and underlying borrowers and their real estate property holdings are uncertain at this time. The impact will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories and restrictions, the recovery time of the disrupted supply chains, the consequential staff shortages, and production delays, and the uncertainty with respect to the accessibility of additional liquidity or to the capital markets. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to the Company’s performance, financial condition, results of operations and cash flows.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Commercial mortgage loans, held for investment and Loan participations sold — The fair value is estimated by discounting the expected cash inflows and outflows based on the market interest rates for similar loans to the Company’s Commercial mortgage loans, held for investment and Loan participations sold, which the Company believes to be equal to the contractual interest rate as of the measurement date. The Company determined that the market interest rates as of December 31, 2019 for both the Delshah Loan and the East 12th Street Loan were equal to their contractual interest rates. As of December 31, 2019 and December 31, 2018, the estimated fair value of the Company’s Commercial mortgage loans, held for investment was $25,743,980 and $24,886,944, respectively. As of December 31, 2019 and December 31, 2018, the estimated fair value of the Company’s Loan participations sold was $14,970,000 and $21,023,435, respectively. The Company has not elected the fair value option to account for its Commercial mortgage loans, held for investment or Loan participations sold.

Other financial instruments — The Company considers the carrying value of its Cash and cash equivalents to approximate its fair value because of the short period of time between its origination and its expected realization as well as its highly-liquid nature. Due to the short-term maturity of this instrument, Level 1 inputs are utilized to estimate the fair value of Cash and cash equivalents.

The following table details the principal balance, carrying value, and fair value of the Company’s financial assets and liabilities as of December 31, 2019:

			Fair Value
	Principal Balance	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$905,358	$905,358	$905,358	$—	$—	$905,358
Commercial mortgage loans, held for investment	25,743,980	25,743,980	—	—	25,743,980	25,743,980

Liabilities
Loan participations sold	$14,970,000	$14,970,000	$—	$—	$14,970,000	$14,970,000

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 10 – Subsequent Events

Purchase of Additional Participation Interests in the Delshah Loan

Subsequent to December 31, 2019, the Company repurchased participation interests in the Delshah Loan from CFI in the amount of $2,600,000. As of March 26, 2020, the Company’s total interest in the Delshah Loan was 31.28%.

Interest Shortfall - East 12th Street Loan

Subsequent to December 31, 2019, the Company advanced $228,493 to cover the interest shortfall on the East 12th Street Loan. As of March 26, 2020, the total funded amount for the East 12th Street Loan was $7,972,473.

Status of the Offering

As of March 24, 2020, the Company had sold an aggregate of 599,194 shares of its common stock (consisting of 368,496 Class A shares, 64,821 Class T shares, and 165,877 Class I shares) in the Offering resulting in net proceeds of $14,059,055 to the Company as payment for such shares.

Preferred Offering - RIT REIT Sub I, Inc.

In January 2020, in order to comply with certain REIT qualification requirements, RIT REIT Sub I had issued in a private placement 125 shares of preferred stock to accredited investors for gross offering proceeds of $125,000.

Distributions

On February 13, 2020, the board of directors authorized, and the Company declared, distributions for the period from February 15, 2020 to May 14, 2020, in an amount equal to $0.004602739 per day per share (or approximately $1.68 on an annual basis). Distributions will be payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.