Form 10-Q
period 2020-03-31
RODIN INCOME TRUST, INC.
filed 2020-05-13
CIK 1664780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(Registrant’s telephone number, including area code): (212) 938-5000

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

As of May 11, 2020, the registrant had 385,995 Class A shares, 164,877 Class I Shares, and 67,220 Class T shares of $0.01 par value common stock outstanding.

RODIN INCOME TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RODIN INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$887,930	$905,358
Commercial mortgage loans, held for investment	25,972,473	25,743,980
Accrued interest receivable	179,457	177,177
Due from related party	2,925	4,765
Total assets	$27,042,785	$26,831,280
Liabilities and Equity
Liabilities
Loan participations sold	$12,370,000	$14,970,000
Due to related party	288,335	266,799
Distributions payable	82,341	67,730
Accrued interest payable	68,787	83,246
Accounts payable and accrued expenses	28,355	16,384
Total liabilities	12,837,818	15,404,159
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, and 376,403 and 337,229 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	3,764	3,372
Class T common stock, $0.01 par value per share, 200,000,000 shares authorized, and 64,821 and 56,413 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	648	564
Class I common stock, $0.01 par value per share, 50,000,000 shares authorized, and 165,877 and 99,575 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,659	996
Additional paid-in capital	14,082,014	11,468,863
Retained earnings and cumulative distributions	(6,536)	(47,674)
Total controlling interest	14,081,549	11,426,121
Non-controlling interests in subsidiaries	123,418	1,000
Total stockholders' equity	14,204,967	11,427,121
Total liabilities and stockholders' equity	$27,042,785	$26,831,280

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2020	2019
Interest income:
Interest income	$644,823	$615,920
Less: Interest income related to loan participations sold	(324,812)	(460,970)
Total interest income, net	320,011	154,950
Operating expenses:
General and administrative expenses	27,407	35,646
Management fees	33,192	17,422
Total operating expenses	60,599	53,068
Net income (loss)	$259,412	$101,882
Weighted average shares outstanding	531,738	248,933
Net income (loss) per common share - basic and diluted	$0.49	$0.41

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Stockholders' Equity
								Retained
	Common Stock						Additional	Earnings and	Non-
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2019	82,309	$823	—	$—	87,139	$871	$4,060,151	$(163,088)	$1,000	$3,899,757
Common stock	115,947	1,159	—	—	—	—	2,694,615	—	—	2,695,774
Common stock repurchased	—	—	—	—	—	—	—	—	—	—
Distribution reinvestment	279	3	—	—	115	1	9,150	—	—	9,154
Offering costs, commissions and fees	—	—	—	—	—	—	(27,827)	—	—	(27,827)
Net income (loss)	—	—	—	—	—	—	—	101,882	—	101,882
Distributions declared	—	—	—	—	—	—	—	(97,613)	—	(97,613)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—
Balance as of March 31, 2019	198,535	$1,985	—	$—	87,254	$872	$6,736,089	$(158,819)	$1,000	$6,581,127

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Stockholders' Equity
								Retained
	Common Stock						Additional	Earnings and	Non-
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2020	337,229	$3,372	56,413	$564	99,575	$996	$11,468,863	$(47,674)	$1,000	$11,427,121
Common stock	38,465	385	7,957	79	66,070	661	2,673,206	—	—	2,674,331
Common stock repurchased	(273)	(3)	—	—	—	—	(6,145)	—	—	(6,148)
Distribution reinvestment	982	10	451	5	232	2	38,986	—	—	39,003
Offering costs, commissions and fees	—	—	—	—	—	—	(92,896)	—	—	(92,896)
Net income (loss)	—	—	—	—	—	—	—	259,412	—	259,412
Distributions declared	—	—	—	—	—	—	—	(218,274)	(2,582)	(220,856)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	125,000	125,000
Balance as of March 31, 2020	376,403	$3,764	64,821	$648	165,877	$1,659	$14,082,014	$(6,536)	$123,418	$14,204,967

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$259,412	$101,882
Changes in assets and liabilities:
Decrease/(increase) in accrued interest receivable	(2,280)	(1,987)
Decrease/(increase) in prepaid expenses	—	7,003
(Decrease)/increase in accrued interest payable	(14,459)	(23,334)
(Decrease)/increase in accounts payable and accrued expenses	5,823	(357)
(Decrease)/increase in due to related party	(9,218)	3,028
Net cash provided by operating activities	239,278	86,235
Cash flows from investing activities:
Repurchases of loan participation interest	(2,600,000)	(2,450,000)
Fundings of commercial mortgage loans, held for investment	(228,493)	(110,807)
Cash used in investing activities	(2,828,493)	(2,560,807)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,634,929	2,703,094
Distributions	(167,242)	(74,286)
Acquired non-controlling interests	104,100	—
Net cash provided by financing activities	2,571,787	2,628,808
Net (decrease)/increase in cash and cash equivalents	(17,428)	154,236
Cash and cash equivalents, at beginning of period	$905,358	$179,251
Cash and cash equivalents, at end of period	$887,930	$333,487

Non-cash financing activities:
Distribution reinvestment	$39,003	$9,154
Distributions payable	$14,611	$14,173

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Business Purpose

Rodin Income Trust, Inc. (the “Company”) was formed on January 19, 2016 as a Maryland corporation that intends to elect and qualify as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes, commencing with its 2019 tax year. The Company’s consolidated financial statements include Rodin Income Trust Operating Partnership, L.P. (the “Operating Partnership”), RIT REIT Sub I, Inc. (“RIT REIT Sub I”), and RIT Lending, Inc. (“RIT Lending”). Both RIT REIT Sub I and RIT Lending are indirect wholly owned subsidiaries of the Company. Substantially all of the Company’s business is expected to be conducted through the Operating Partnership, a Delaware partnership formed on January 19, 2016. The Company is the sole general and limited partner of the Operating Partnership. Unless the context otherwise requires, the “Company” refers to the Company and the Operating Partnership. The Company currently operates its business in one reportable segment, which focuses on originating mortgage or mezzanine loans, secured mainly by commercial real estate, and investing in participations of such loans.

On January 22, 2016, the Company was capitalized with a $200,001 investment by its sponsor, Cantor Fitzgerald Investors, LLC (“CFI”), through the purchase of 8,180 Class A shares of common stock. In addition, an indirect wholly owned subsidiary of CFI, Rodin Income Trust OP Holdings, LLC (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units, which is recorded as a non-controlling interest on the consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively. The Company has registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). On June 28, 2018, the Company satisfied the minimum offering requirement for the Offering (the “Minimum Offering Requirement”) as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share.

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

As of March 31, 2020, the Company had made the following investments (collectively, the “Investments”):

•

The Company originated, through RIT Lending, an $18 million fixed rate mezzanine loan (the “Delshah Loan”) to DS Brooklyn Portfolio Mezz LLC (the “Mezzanine Borrower”), an affiliate of Delshah Capital Limited (“Delshah”), for the acquisition of a 28-property multifamily portfolio by Delshah located in Brooklyn and Manhattan, NY (each a “Property” and collectively the “Portfolio”). (See Note 3)

•

The Company also originated, through RIT lending, an $8.99 million floating-rate mezzanine loan (the “East 12th Street Loan”), to DS 531 E. 12th Mezz LLC (the “East 12th Street Mezzanine Borrower”), an affiliate of Delshah, for the acquisition of a multifamily property by Delshah located in Manhattan, NY (the “East 12th Street Property”). Approximately $6.83 million of the East 12th Street Loan was funded at closing. As of March 31, 2020, approximately $7.97 million of the East 12th Street Loan has been funded. (See Note 3)

The Company is externally managed by Rodin Income Advisors, LLC (the “Advisor”), a Delaware limited liability company and a wholly owned subsidiary of CFI. CFI is a wholly owned subsidiary of CFIM Holdings, LLC, which is a wholly owned subsidiary of Cantor Fitzgerald, L.P. (“CFLP”).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with U.S. GAAP. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

The Company evaluates all of its investments to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of March 31, 2020 and December 31 ,2019, the Company concluded that it did not have any investments in VIEs.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Commercial Mortgage Loans, Held for Investment

Commercial mortgage loans are generally intended to be held for investment and, accordingly, are carried at cost, net of unamortized loan fees, premiums, discounts and unfunded commitments. Commercial mortgage loans, held for investment that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate. Commercial mortgage loans where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value. As of March 31, 2020 and December 31, 2019, the Company has originated two mezzanine loans and classified them as held for investment.

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

Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of March 31, 2020, and December 31, 2019, no impairment has been identified for loans that are held for investment. There are no loans that have been classified as past due or in non-accrual status as of March 31, 2020 and December 31, 2019.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Due from Related Party

Due from related party includes amounts owed to the Company by CFI pursuant to the terms of the Sponsor Support Agreement for the reimbursement of selling commissions and dealer manager fees, which at March 31, 2020 and December 31, 2019 was $2,925 and $4,765, respectively. The full amounts of Sponsor Support outstanding at March 31, 2020 and December 31, 2019 were received by the Company during April 2020 and January 2020, respectively.

Due to Related Party

Due to related party is comprised of amounts contractually owed by the Company for various services provided to the Company from a related party, which at March 31, 2020 and December 31, 2019 was $288,335 and $266,799, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses is comprised of amounts owed by the Company for compensation to the Company’s independent board of directors relating to pro-rated annual compensation as well as attendance at meetings of the board of directors, which at March 31, 2020 and December 31, 2019 was $28,355 and $16,384, respectively.

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was June 28, 2019 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but it is not required to do so. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs ratably over a 36-month period; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds of the Offering (the “1% Cap”), as of such payment date. To the extent the Advisor pays any additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period. As of March 31, 2020, the Advisor has continued to pay all O&O Costs on behalf of the Company.

As of March 31, 2020 and December 31, 2019, the Advisor has incurred $6,088,596 and $5,753,263, respectively, of O&O Costs on the Company’s behalf. The Company’s obligation is limited to the 1% Cap, less any reimbursement payments made by the Company to the Advisor for O&O costs incurred, which at March 31, 2020 and December 31, 2019 was $114,409 and $98,054, respectively, and is included within Due to related party in the accompanying consolidated balance sheets. At March 31, 2020, organizational costs of $449 had been recorded since inception in General and administrative expenses in prior periods. As of March 31, 2020 and December 31, 2019, offering costs of $143,923 and $116,853, respectively, were charged to stockholders’ equity. As of March 31, 2020 and December 31, 2019, the Company has made reimbursement payments of $29,963 and $19,248, respectively, to the Advisor for O&O Costs incurred.

Income Taxes

The Company intends to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its 2019 tax year. Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income, share ownership, minimum distribution and other requirements are met. To qualify as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company may also be subject to certain state, local and franchise taxes. If the Company fails to meet these requirements, it will be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of March 31, 2020 and December 31, 2019, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the three months ended March 31, 2020 and March 31, 2019, basic and diluted net income per common share was $0.49 and $0.41, respectively.

Recently Adopted Accounting Pronouncements

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The guidance is part of the FASB’s disclosure framework project, whose objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements. The ASU eliminates, amends and adds certain disclosure requirements for fair value measurements. The FASB concluded that these changes improve the overall usefulness of the footnote disclosures for financial statement users and reduce costs for preparers. The new standard will become effective for the Company beginning January 1, 2020 and early adoption is permitted for eliminated and modified fair value measurement disclosures. Certain disclosures are required to be applied prospectively and other disclosures need to be adopted retrospectively in the period of adoption. As permitted by the transition guidance in the ASU, the Company early adopted, eliminated and modified disclosure requirements as of September 30, 2018. The early adoption of this guidance did not have an impact on the Company’s unaudited consolidated financial statements. The additional disclosure requirements were adopted by the Company beginning January 1, 2020, and the adoption of these fair value measurement disclosures did not have an impact on the Company’s unaudited consolidated financial statements. See Note 9 — Fair Value Measurements for additional information.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance was issued in response to stakeholders’ observations that Topic 810, Consolidation, could be improved in the areas of applying the VIE guidance to private companies under common control and in considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The Company adopted the standard on its effective date beginning January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s unaudited consolidated financial statements.

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. The guidance clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with already effective SEC rules, thereby eliminating redundancies and making the codification easier to apply. This ASU was effective upon issuance, and it did not have a material impact on the Company’s unaudited consolidated financial statements and related disclosures.

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination (“PCD assets”), the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to clarify that operating lease receivables accounted for under ASC 842, Leases, are not in the scope of the new credit losses guidance, and, instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU makes changes to the guidance introduced or amended by ASU No. 2016-13 to clarify the scope of the credit losses standard and address guidance related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other issues. In addition, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU allow entities, upon adoption of ASU No. 2016-13, to irrevocably elect the fair value option for financial instruments that were previously carried at amortized cost and are eligible for the fair value option under ASC 825-10, Financial Instruments: Overall. In November 2019, the FASB issued ASU No. 2019-10, Financial instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates. Pursuant to this ASU, the effective date of the new credit losses standard was deferred, and the new credit impairment guidance will become effective for the Company on January 1, 2023 under a modified retrospective approach, and early adoption is permitted. In addition, in November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in this ASU require entities to include certain expected recoveries of the amortized cost basis previously written off, or expected to be written off, in the allowance for credit losses for PCD assets; provide transition relief related to troubled debt restructurings; allow entities to exclude accrued interest amounts from certain required disclosures; and clarify the requirements for applying the collateral maintenance practical expedient. The amendments in ASUs No. 2018-19, 2019-04, 2019-05, 2019-10 and 2019-11 are required to be adopted concurrently with the guidance in ASU No. 2016-13. The Company plans to adopt the standards on their required effective date. Management is continuing to implement the new credit losses guidance, including the assessment of the impact of the new guidance on the Company’s unadited consolidated financial statements. Given the objective of the new standard, it is generally expected allowances for credit losses for the financial instruments within its scope would increase, however, the amount of any change will be dependent on the composition and quality of the Company’s portfolios at the adoption date as well as economic conditions and forecasts at that time.

In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint  Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force). These amendments improve current guidance by reducing diversity in practice and increasing comparability of the accounting for the interactions between these codification topics as they pertain to certain equity securities, investments under the equity method of accounting and forward contracts or purchased options to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option. The new standard will become effective for the Company beginning January 1, 2022 and will be applied prospectively. Early adoption is permitted. Management is currently evaluating the impact of the new guidance on the Company’s unaudited consolidated financial statements.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This ASU which makes narrow-scope amendments related to various aspects pertaining to financial instruments and related disclosures by clarifying or improving the Codification. Certain guidance will become effective for the Company for annual periods beginning January 1, 2020, while the guidance related to credit losses will be effective for the Company on January 1, 2023. Early adoption is permitted. Management is currently evaluating the impact of the new guidance on the Company’s unaudited consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, and borrowings) necessitated by reference rate reform as entities transition away from LIBOR and other interbank offered rates to alternative reference rates. This ASU also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. The ASU is effective upon issuance and generally can be applied through December 31, 2022. Management is currently evaluating the impact of the new guidance on the Company’s unaudited consolidated financial statements.

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

The interest rate for the Delshah Loan for years one through five is 9.10%. Beginning on September 22, 2023, the interest rate for the Delshah Loan will change to the greater of (i) 9.10% or (ii) 275 basis points over the then existing five year U.S. Treasury Note Yield (the “Mortgage Loan Interest Rate”). However, in the event certain conditions described in the Delshah Loan mezzanine loan agreement are not satisfied at the end of year five, the interest rate for the Delshah Loan will increase to the greater of (i) 10.10% or (ii) 565 basis points over the Mortgage Loan Interest Rate in effect at the end of year five.

The Delshah Loan is secured by a pledge of 100% of the equity interests in the Senior Borrower. The Delshah Loan may be prepaid in its entirety, but not in part, subject to RIT Lending’s receipt of eighteen months of minimum interest. The term of the Delshah Loan is ten years, with no option to extend. The Portfolio is managed by an affiliate of the Borrower.

In connection with the origination of the Delshah Loan, RIT Lending entered into a participation agreement (the “Delshah Loan Participation Agreement”) with CFI. RIT Lending originated the Delshah Loan with (i) cash from the Offering equivalent to a 5% participation interest in the amount of $900,000 in the Delshah Loan and (ii) proceeds from the sale to CFI of a 95% participation interest in the amount of $17,100,000 in the Delshah Loan.

As of March 31, 2020 and December 31, 2019, the Company had repurchased participation interests in the Delshah Loan from CFI in the amount of $4,730,000 and $2,130,000, respectively, increasing the Company’s total interest in the Delshah Loan to 31.28% and 16.83%, respectively.

During the three months ended March 31, 2020 and March 31, 2019, the Company earned Interest income, net of $89,238 and $29,575, respectively, on the Delshah Loan, consisting of $414,050 and $409,500, respectively, of total Interest less $324,812 and $379,925, respectively, of Interest income related to Loan participations sold.

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

As of March 31, 2020, the Company and CFI had advanced $1,142,473 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $517,527. As of March 31, 2020, the total funded amount for the East 12th Street Loan was $7,972,473, and the portion of the East 12th Street Loan withheld for capital expenditure, broker commissions and tenant improvements was unchanged from the initial balance of $500,000.

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

As of December 31, 2019, the Company had repurchased participation interests in the East 12th Street Loan from CFI in the amount of $5,609,044, increasing the Company’s total interest in the East 12th Street Loan to 100%.

During the three months ended March 31, 2020 and March 31, 2019, the Company earned Interest income, net of $230,773 and $125,377, respectively, on the East 12th Street Loan, consisting of $230,773 and $206,420, respectively, of total Interest less $0 and $81,043, respectively, of Interest income related to Loan participations sold.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the activity on the loans at March 31, 2020

Activity	Delshah Loan	RIT Participation Interest %	Total Delshah Loan	East 12th Street Loan	RIT Participation Interest %	Total East 12th Street Loan	Total Loans
Total Loan Amount	$18,000,000		$18,000,000	$8,990,000		$8,990,000	$26,990,000

Initial Funding	18,000,000	100.00%	18,000,000	6,830,000	100.00%	6,830,000	24,830,000
Interest Participation Sale	(17,100,000)	-95.00%	—	(5,435,000)	-79.58%	—	—
Ownership	900,000	5.00%	18,000,000	1,395,000	20.42%	6,830,000	24,830,000
Advance for Interest Shortfall	—	—	—	1,142,473	—	1,142,473	1,142,473
Interest Participation Sale - Interest Shortfall	—	—	—	(174,044)	—	—	—
RIT Interest Participation Purchase	4,730,000	26.28%	—	5,609,044	79.58%	—	—
Ownership	$5,630,000	31.28%	$18,000,000	$7,972,473	100.00%	$7,972,473	$25,972,473

During the three months ended March 31, 2020 and March 31, 2019, the Company earned total Interest income, net of $320,011 and $154,950, respectively, which was comprised of total Interest income of $644,823 and $615,920, respectively, less Interest income related to Loan participations sold of $324,812 and $460,970, respectively.

Concentration of Credit Risk

The following table presents the geography and property type of collateral underlying the Company’s Commercial mortgage loans, held for investment as a percentage of the loan’s carrying value as of March 31, 2020 and December 31, 2019:

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

As of March 31, 2020 and December 31, 2019, the Company had repurchased participation interests in the Delshah Loan from CFI totaling $4,730,000 and $2,130,000, respectively, increasing the Company’s total interest to $5,630,000 and $3,030,000, respectively, representing a 31.28% and a 16.83% interest, respectively, in the Delshah Loan.

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

As of March 31, 2020 and December 31, 2019, the Company had repurchased participation interests in the East 12th Street Loan from CFI in the amount of $5,609,044 and $5,609,044, respectively, and had made interest shortfall fundings of $1,142,473 and $913,980, respectively, increasing the Company’s total interest to $7,972,473 and $7,743,980, respectively. As of March 31, 2020 and December 31, 2019, the Company’s ownership interest in the East 12th Street Loan was 100%.

Note 5 – Stockholders’ Equity

Initial Public Offering

On November 30, 2017, the Company filed a registration statement with the SEC on Form S-11 in connection with the Offering. The registration statement was subsequently declared effective by the SEC on May 2, 2018. In addition, on June 28, 2018, the Company satisfied the Minimum Offering Requirement for the Offering as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share.

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of March 31, 2020, the Company’s total number of authorized shares of common stock was 410,000,000 consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 50,000,000 of Class I authorized common shares. The Company has the right to reallocate the shares of common stock offered between the Primary Offering and the DRP. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares will be lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the Primary Offering.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pursuant to the terms of the dealer manager agreement between the Company and Cantor Fitzgerald & Co. (the “Dealer Manager”), a related party, the Dealer Manager provides dealer manager services in connection with the Offering. The Offering is a best efforts offering, which means that the Dealer Manager will not be required to sell any specific number or dollar amount of shares of common stock in the Offering, but will use its best efforts to sell the shares of common stock. The Offering is a continuous offering that will end May 2, 2021, unless terminated earlier or extended further by the Company’s board of directors, as permitted by the SEC. The Company may continue to offer shares through the DRP after the Primary Offering terminates until the Company has sold $250 million in shares through the reinvestment of distributions.

The Company also has 50 million shares of preferred stock, $0.01 par value, authorized. No shares of preferred stock are issued or outstanding.

As of March 31, 2020, the Company had sold 598,921 shares of its common stock (consisting of 368,223 Class A shares and, 165,877 Class I shares and 64,821 Class T shares) in the Offering for aggregate net proceeds of $14,052,907.

Distributions

The Company’s board of directors authorized, and the Company declared, distributions through August 14, 2019 in an amount equal to $0.004357260, for the period August 15, 2019 through November 14, 2019 in an amount equal to $0.004493151, and for the period November 15, 2019 through August 14, 2020 in an amount equal to $0.004602739, per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

As of March 31, 2020 and December 31, 2019, the Company has declared distributions of $856,722 and $638,448, respectively, of which $79,759 and $67,730, respectively, was unpaid as of the respective reporting dates and has been recorded as a component of Distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of March 31, 2020 were paid during April 2020. As of March 31, 2020 and December 31, 2019, distributions reinvested pursuant to the Company’s DRP are $111,666 and $72,661, respectively.

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

As of March 31, 2020, the Company has received eligible repurchase requests for a total of 273 shares in the amount of $6,148. The shares underlying the repurchase request were repurchased in April 2020.

Non-controlling Interest

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2020, in order to comply with certain REIT qualification requirements, RIT REIT Sub I issued in a private placement 125 shares of preferred stock to accredited investors for gross offering proceeds of $125,000. Pursuant to the private placement offering, RIT REIT Sub I incurred $20,900 of offering costs, which have been included within Additional paid-in capital on the accompanying consolidated balance sheet. The shares of preferred stock entitle the holders to an annual 12% preferred return, which, as of March 31, 2020, was $2,582. The preferred return is unpaid as of March 31, 2020, and is included as a component of Distributions payable on the accompanying consolidated balance sheet.

The above-mentioned Special Unit Holder interest and RIT REIT Sub I private placement offering have been recorded as components of non-controlling interest on the consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.

Note 6 – Related Party Transactions

Repurchases of Participation Interest in the Delshah Loan

During the three months ended March 31, 2020, the Company repurchased participation interests in the Delshah Loan from CFI in the amount of $2,600,000, increasing the Company’s total interest to $5,630,000, which represents a 31.28% ownership interest in the Delshah Loan.

Fees and Expenses

The Company and the Advisor entered into an amended and restated advisory agreement, dated as of September 28, 2018, as amended by amendment no. 1 to the amended and restated advisory agreement (the “Advisory Agreement”), dated and effective as of September 28, 2019. The amendment to the Advisory Agreement (i) amends the monthly asset management fee from one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month, to one-twelfth of 1.20% of the Company’s most recently disclosed NAV and (ii) renews the term of the Advisory Agreement for an additional one-year term commencing on September 28, 2019. Pursuant to the Advisory Agreement, and subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying, originating, acquiring, and managing investments on behalf of the Company. For providing such services, the Advisor receives fees and reimbursements from the Company. The following summarizes these fees and reimbursements.

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

The Advisor has agreed to pay for all O&O Costs on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) through the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. The Company began reimbursing the Advisor for such costs ratably over the 36 months following the Escrow Break Anniversary; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs to be paid to the Advisor to exceed the 1% Cap as of such reimbursement date. As of March 31, 2020 and December 31, 2019, the Advisor had incurred $6,088,596 and $5,753,263, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The Company’s obligation is limited to the 1% Cap, less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which at March 31, 2020 and December 31, 2019 is $114,409 and $98,054, respectively, and is included within Due to related party in the accompanying consolidated balance sheets. At March 31, 2020, organizational costs of $449 had been recorded since inception in General and administrative expenses in prior periods. As of March 31, 2020 and December 31, 2019, offering costs of $143,923 and $116,853, respectively, were charged to stockholders’ equity. As of March 31, 2020 and December 31, 2019, the Company has made reimbursement payments of $29,963 and $19,248, respectively, to the Advisor for O&O Costs incurred. As of March 31, 2020, the Advisor has continued to pay all O&O Costs on behalf of the Company.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Acquisition Expenses. The Company does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of March 31, 2020 or December 31, 2019.

Distribution Fees. Distribution fees are payable to the Dealer Manager, subject to the terms set forth in the dealer manager agreement between the Company and the Dealer Manager. Distributions fees are paid with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee is payable monthly in arrears and is paid on a continuous basis from year to year. During the three months ended March 31, 2020 and March 31, 2019, the Company paid distribution fees of $3,465 and $0, respectively.  As of March 31, 2020 and December 31, 2019, the Company has incurred a liability of $53,871 and $49,739, respectively, which is included within Due to related party on the consolidated balance sheets, $1,208 and $1,132, respectively, of which was payable as of March 31, 2020 and December 31, 2019 and paid during April 2020 and January 2020, respectively.

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

Origination Fees. The Company will pay the Advisor up to 1.0% of the amount funded by the Company to originate commercial real estate-related loans, but only if and to the extent there is a corresponding fee paid by the borrower to the Company. During the three months ended March 31, 2020 and March 31, 2019, no origination fees were paid or incurred.

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

For the three months ended March 31, 2020 and March 31, 2019 the Company incurred asset management fees of $33,192 and $17,422, respectively. The asset management fee related to the month of March 2020 of $11,570 is unpaid as of March 31, 2020, and has been included within Due to related party on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning on October 1, 2019, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2019, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior periods in excess of the limitation to be remitted back to the Company. As of March 31, 2020, the Company has accrued but not reimbursed any of the $108,485 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

During the three months ended March 31, 2020 and March 31, 2019, the Company did not incur any operating expenses reimbursable to the Advisor.

Reimbursable operating expenses include personnel and related employment costs incurred by the Advisor or its affiliates in performing the services described in the Advisory Agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At March 31, 2020, any unpaid reimbursable operating expenses are included within Due to related party on the accompanying consolidated balance sheet.

As of March 31, 2020, the total amount of unreimbursed operating expenses was $3,417,050. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the three months ended March 31, 2020 which were not invoiced to the Company amounted to $378,149.

Disposition Fees. For substantial assistance in connection with the sale of investments and based on the services provided, as determined by the independent directors, the Company will pay a disposition fee in an amount equal to 1.0% of the contract sales price of each commercial real estate loan or other investment sold, including mortgage-backed securities or collateralized debt obligations issued by a Company’s subsidiary as part of a securitization transaction; provided, however, in no event may the disposition fee paid to the Advisor or its affiliates, when added to the real estate commissions paid to unaffiliated third parties, exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sales price. If the Company takes ownership of a property as a result of a workout or foreclosure of a debt investment, the Company will pay a disposition fee upon the sale of such property.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of March 31, 2020 and December 31, 2019, no disposition fees have been incurred by the Company.

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

As of March 31, 2020, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in this paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from the Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of March 31, 2020 and December 31, 2019, CFI has paid Sponsor Support totaling $405,467 and $344,656, respectively, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances. The following summarizes these fees:

Selling Commissions. Selling commissions payable to the Dealer Manager consist of (i) up to 1.0% of gross offering proceeds paid by CFI for Class A shares and Class T shares and (ii) up to 5.0% and 2.0% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the Primary Offering. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions are payable with respect to Class I shares. As of March 31, 2020 and December 31, 2019, the Company has incurred $323,252 and $285,919 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. At March 31, 2020 and December 31, 2019, $74,922 and $66,316 of Sponsor Support, respectively, has been recorded and $74,922 and $66,316, respectively, has been reimbursed by CFI.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the Primary Offering, all of which will be paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. As of March 31, 2020 and December 31, 2019, the Company has recorded $340,085 and $283,105 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of March 31, 2020 and December 31, 2019, all of the Sponsor Support related to dealer manager fees has been recorded and $330,545 and $278,340, respectively, has been reimbursed by CFI. During April 2020, the Company received the remaining Sponsor Support for dealer manager fees of $2,925 related to the three months ended March 31, 2020.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the above mentioned fees and expenses incurred by the Company as of March 31, 2020:

		Due to related party as of	Three Months ended March 31, 2020		Due to related party as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2019	Incurred	Paid	March 31, 2020

Management Fees
Asset management fees	Management fees	$10,521	$33,192	$32,143	$11,570
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	108,485	—	—	108,485
Organization expenses(2)	General and administrative expenses	319	—	33	286
Offering costs(2)	Additional paid-in capital	97,735	27,070	10,682	114,123
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	37,332	37,332	—
Distribution fees	Additional paid-in capital	49,739	7,597	3,465	53,871
Total		$266,799	$105,191	$83,655	$288,335
Note:

(1) As of March 31, 2020, the Advisor has incurred, on behalf of the Company, a total of $3,417,050 in Unreimbursed Operating Expenses, including a total of $378,149 during the three months ended March 31, 2020 for which the Advisor has not invoiced the Company for reimbursement. The total amount of unreimbursed operating expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of March 31, 2020, the Advisor has incurred, on behalf of the Company, a total of $6,088,596 of O&O Costs, of which the Company’s obligation is limited to $114,409, pursuant to the 1% Cap.

The following table summarizes the above mentioned fees and expenses incurred by the Company as of December 31, 2019:

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

(Unaudited)

Investment by CFI

CFI initially invested $200,001 in the Company through the purchase of 8,180 Class A shares at $24.45 per share. CFI may not sell any of these shares during the period it serves as our sponsor. Neither the Advisor nor CFI currently has any options or warrants to acquire additional shares of the Company.

As of March 31, 2020, CFI has invested $2,200,001 in the Company through the purchase of 88,180 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 80,000 Class I shares for an aggregate purchase price of $2,000,000).

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by us or by the Advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital. As of March 31, 2020, CFI has paid Sponsor Support totaling $405,467.

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

Note 8 – Commitments and Contingencies

As of March 31, 2020 and December 31, 2019, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it.

Unfunded Portion of the East 12th Street Loan

$6,830,000 of the East 12th Street Loan was funded at closing. $1,660,000 of the East 12th Street Loan was withheld to be advanced to the extent the East 12th Street Property generates insufficient cash flow to fully cover payment of interest on the East 12th Street Loan. The remaining portion of the East 12th Street Loan, $500,000, remains unfunded and will be advanced to pay for capital expenditure, broker commissions and tenant improvements associated with the East 12th Street Property as approved by RIT Lending. No interest will accrue on the unfunded amounts. Subsequent to the date the East 12th Street Loan was originated, as of March 31, 2020, the Company and CFI have advanced $1,142,473 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $517,527. As of March 31, 2020, the total funded amount for the East 12th Street Loan was $7,972,473, and the portion of the East 12th Street Loan withheld for capital expenditure, broker commissions and tenant improvements was unchanged from the initial balance of $500,000. See Note 3 for additional information.

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

(Unaudited)

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Commercial mortgage loans, held for investment and Loan participations sold — The fair value is estimated by discounting the expected cash inflows and outflows based on the market interest rates for similar loans to the Company’s Commercial mortgage loans, held for investment and Loan participations sold, which the Company believes to be greater than the contractual interest rate as of the measurement date. The Company determined that the market interest rates as of March 31, 2020 for both the Delshah Loan and the East 12th Street Loan were greater than their contractual interest rates. As of March 31, 2020 and December 31, 2019, the estimated fair value of the Company’s Commercial mortgage loans, held for investment was $24,445,224 and $25,743,980 respectively. As of March 31, 2020 and December 31, 2019, the estimated fair value of the Company’s Loan participations sold was $11,608,611 and $14,970,000, respectively. The Company has not elected the fair value option to account for its Commercial mortgage loans, held for investment or Loan participations sold.

Other financial instruments — The Company considers the carrying value of its Cash and cash equivalents to approximate its fair value because of the short period of time between its origination and its expected realization as well as its highly-liquid nature. Due to the short-term maturity of this instrument, Level 1 inputs are utilized to estimate the fair value of Cash and cash equivalents.

The following table details the principal balance, carrying value, and fair value of the Company’s financial assets and liabilities as of March 31, 2020:

			Fair Value
	Principal Balance	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$887,930	$887,930	$887,930	$—	$—	$887,930
Commercial mortgage loans, held for investment	$25,972,473	$25,972,473	$—	$—	$24,445,224	$24,445,224

Liabilities
Loan participations sold	$12,370,000	$12,370,000	$—	$—	$11,608,611	$11,608,611

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table details the principal balance, carrying value, and fair value of the Company’s financial assets and liabilities as of December 31, 2019:

			Fair Value
	Principal Balance	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$905,358	$905,358	$905,358	$—	$—	$905,358
Commercial mortgage loans, held for investment	$25,743,980	$25,743,980	$—	$—	$25,743,980	$25,743,980

Liabilities
Loan participations sold	$14,970,000	$14,970,000	$—	$—	$14,970,000	$14,970,000

Note 10 – Subsequent Events

Interest Shortfall – East 12th Street Loan

Subsequent to March 31, 2020, the Company advanced $156,918 to cover interest shortfalls on the East 12th Street Loan. As of May 13, 2020, the total funded amount for the East 12th Street Loan was $8,129,391.

Status and Extension of the Offering

As of May 11, 2020, the Company had sold an aggregate of 609,912 shares of its common stock (consisting of 377,815 Class A shares, 67,220 Class T shares, and 164,877 Class I shares) in the Offering resulting in net proceeds of $14,308,708 to the Company as payment for such shares.

On April 20, 2020, the Company’s board of directors authorized the extension of the term of the Offering until May 2, 2021. Accordingly, the Primary Offering is expected to terminate on May 2, 2021, unless terminated earlier or extended further by the Company’s board of directors as permitted under applicable law and regulations.

Distributions

On May 12, 2020, the board of directors authorized, and the Company declared, distributions for the period from May 15, 2020 to August 14, 2020, in an amount equal to $0.004602739 per day per share (or approximately $1.68 on an annual basis). Distributions will be payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Common Stock Repurchases

Subsequent to March 31, 2020, the Company received and completed one (1) eligible repurchase request for a total of 1,151 shares in the amount of $25,918.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about Rodin Income Trust, Inc.’s (the “Company”) business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Risk Factors” in the Company’s Registration Statement on Form S-11 (File No. 333-221814) (the “Registration Statement”), under Part, I. Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and elsewhere in this Quarterly Report on Form 10-Q. The Company does not undertake to revise or update any forward-looking statements.

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

The foregoing list of factors is not exhaustive. Factors that could have a material adverse effect on the Company’s operations and future prospects are set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The factors set forth in the Risk Factors section could cause the Company’s actual results to differ significantly from those contained in any forward-looking statement contained in this Quarterly Report on Form 10-Q.

Overview

The Company is a Maryland corporation that intends to elect and qualify as a real estate investment trust (“REIT”), commencing with its 2019 tax year. The Company is externally managed by the Advisor, a Delaware limited liability company and wholly-owned subsidiary of the Company’s sponsor, CFI. The Company focuses on originating mortgage and mezzanine loans secured mainly by commercial real estate located primarily in the U.S., United Kingdom, and other European Countries. The Company may also invest in commercial real estate securities and properties. Commercial real estate investments may include mortgage loans, subordinated mortgage and non-mortgage interests, including preferred equity investments and mezzanine loans, and participations in such instruments. Commercial real estate securities may include CMBS, unsecured debt of publicly traded REITs, debt or equity securities of publicly traded real estate companies and structured notes.

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

On January 22, 2016, the Company was capitalized with a $200,001 investment by CFI. The Company’s Registration Statement for the Offering was declared effective by the SEC on May 2, 2018. As of June 28, 2018, the Company satisfied the Minimum Offering Requirement as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share. As of May 11, 2020, the Company had sold 373,968 Class A shares, 66,114 Class T shares, and 163,850 Class I shares of common stock in the Primary Offering, as well as 3,847 Class A shares, 1,106 Class T shares, and 1,027 Class I shares in the DRP for aggregate net proceeds of $14,308,708.

The Company determines its NAV as of the end of each quarter. NAV, as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O Costs (as defined below), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. The board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less Sponsor Support (as defined below), up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company intends to publish any adjustment to the NAV and the corresponding adjustments to the offering prices of its shares ordinarily within 45 days after the end of the applicable fiscal quarter. As of March 31, 2020, the Company’s NAV was $22.20 per Class A share, $22.18 per Class T share and $22.20 per Class I share. Accordingly, effective May 20, 2020, the new offering price will be $23.37 per Class A share, $22.63 per Class T share and $22.20 per Class I share. For further discussion of the Company’s NAV calculation, please see “Net Asset Value”.

As of March 31, 2020, the Company had made the following investments (collectively, the “Investments”):

•

The Company originated, through RIT Lending, an $18 million fixed rate mezzanine loan (the “Delshah Loan”) to DS Brooklyn Portfolio Mezz LLC (the “Mezzanine Borrower”), an affiliate of Delshah Capital Limited (“Delshah”), for the acquisition of a 28-property multifamily portfolio by Delshah located in Brooklyn and Manhattan, NY (each a “Property” and collectively the “Portfolio”).

•

The Company also originated, through RIT Lending, an $8.99 million floating rate mezzanine loan (the “East 12th Street Loan”), to DS 531 E. 12th Mezz LLC (the “East 12th Street Mezzanine Borrower”), an affiliate of Delshah, for the acquisition of a multifamily property by Delshah located in Manhattan, NY (the “East 12th Street Property”). Approximately $6.83 million of the East 12th Street Loan was funded at closing. As of March 31, 2020, approximately $7.97 million of the East 12th Street Loan has been funded.

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

The Company is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q.

Operating Highlights

First Quarter of 2020 Activity

•	Repurchased participation interest in the Delshah Loan from CFI in the amount of $2.6 million.
•	Issued approximately 113,884 shares of common stock in the Offering for gross proceeds of approximately $2.71 million.

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

As of March 31, 2020, the Company and CFI had advanced $1,142,473 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $517,527. As of March 31, 2020, the total funded amount for the East 12th Street Loan was $7,972,473, and the portion of the East 12th Street Loan withheld for capital expenditure, broker commissions and tenant improvements was unchanged from the initial balance of $500,000.

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

Loan Participations Sold

Delshah Loan Participation Agreement

In connection with the origination of the Delshah Loan, RIT Lending entered into the Delshah Loan Participation Agreement with CFI. The Company originated, through RIT Lending, the Delshah Loan with (i) cash from the Offering equivalent to a 5% participation interest in the amount of $900,000 in the Delshah Loan and (ii) proceeds from the sale to CFI of a 95% participation interest in the amount of $17,100,000 in the Delshah Loan. The Company intended, but was not obligated, to purchase the remaining 95% of the participation interest in the Delshah Loan from CFI at a purchase price equivalent to the amount paid for the participation interest by CFI.

As of March 31, 2020, the Company had repurchased participation interests in the Delshah Loan from CFI in the amount of $4,730,000, increasing the Company’s total interest to $5,630,000, which represents a 31.28% ownership interest in the Delshah Loan.

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

As of March 31, 2020, in accordance with the East 12th Street Loan Participation Agreement, the Company had repurchased participation interests in the East 12th Street Loan from CFI in the amount of $5,609,044, at a purchase price equivalent to the amount paid for the participation interests by CFI, increasing the Company’s total interest in the East 12th Street Loan to 100%.

In accordance with ASC 860, the sales of participation interests in the Investments do not qualify as sales under GAAP. As such, the Company presents the gross amount of the Investments as an asset and the loan participations sold as a liability on the consolidated balance sheet. The gross presentation of loan participations sold does not impact stockholders’ equity or net income.

Related Party Transactions

The Company has entered into agreements with the Advisor, the Dealer Manager and CFI and its affiliates, whereby the Company pays certain fees and reimbursements to these entities during the various phases of its organization and operation. During the organization and offering stage, these include payments to the Dealer Manager for selling commissions, the dealer manager fee, distribution fees, and payments to the Advisor for reimbursement of organization and offering costs. During the acquisition and operational stages, these include payments for certain services related to the management and performance of our investments and operations provided to us by the Advisor and its affiliates pursuant to various agreements the Company has entered into with these entities. In addition, CFI has provided Sponsor Support in connection with the Offering, which is subject to reimbursement under certain circumstances. See Note 6 — Related Party Transactions in the Notes to the consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q for additional information concerning our related party transactions and agreements.

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

For the three months ended March 31, 2020, and March 31, 2019, the Company earned net interest income of $320,011 and $154,950, respectively.

The increase of $165,061 for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, was due to additional repurchases of participation interests in the Investments.

General and Administrative Expenses

The Company’s general and administrative expenses consist primarily of operating expense reimbursements to the Advisor, as well as compensation to the Company’s independent board of directors relating to pro-rated annual compensation as well as attendance at board of directors’ meetings.

For the three months ended March 31, 2020 and March 31, 2019, the Company incurred general and administrative expenses of $27,407 and $35,646, respectively.

The decrease of $8,239 for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was due to a decrease in the amount of operating expenses incurred by the Company during such period. As of March 31, 2020, the Advisor has incurred, on behalf of the Company, a total of $3,417,050 in Unreimbursed Operating Expenses, including a total of $378,149 for the three months ended March 31, 2020, for which the Advisor has not invoiced the Company for reimbursement.

Management Fees

Pursuant to the Advisory Agreement with the Advisor, and based upon the Company’s NAV, the Company is required to pay the Advisor a monthly asset management fee, and may pay a monthly property management fee for providing real estate-related services, including services related to originating investments and negotiating financing, as needed.

For the three months ended March 31, 2020 and March 31, 2019, the Company incurred asset management fees of $33,192 and $17,422, respectively.

The increase of $15,770 for the three months March 31, 2020, as compared to the three months ended March 31, 2019 was due to an increase in the Company’s NAV.

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

•	unrealized gains (losses) from the consolidation from, or deconsolidation to, equity accounting;
•	adjustments related to contingent purchase price obligations; and

•	adjustments for consolidated and unconsolidated partnerships and joint ventures calculated to reflect MFFO on the same basis as above.

The following table presents a reconciliation of FFO to net income:

Three Months Ended March 31, 2020
Net Income	$259,412
Adjustments:
None	—
Funds from Operations	$259,412

The following table presents a reconciliation of FFO to MFFO:

Three Months Ended March 31, 2020
Funds from Operations	$259,412
Adjustments:
None	—
Modified Funds from Operations	$259,412

Net Asset Value

On May 12, 2020, the Company’s board of directors approved an estimated NAV as of March 31, 2020 of $22.20 per share for Class A and I, and $22.18 for Class T shares of common stock. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

In performing the calculation of the estimated NAV per share, Stanger observed that the Company had originated two loans as of March 31, 2020, and that the Company’s NAV was comprised of cash and equivalents plus its interests in the Delshah Loan and the East 12th Street Loan, amounts due from related party and prepaid expense less accrued expenses, distributions payable, the liquidation value of the preferred stock and due to related party (excluding amounts owed to the Advisor for reimbursement of O&O Costs less the current accrued O&O Costs liability), as identified on the Company’s balance sheet. Stanger also considered any other amounts due to the Advisor or affiliates for repayment of Sponsor Support or amounts due to the Special Unit Holder in certain circumstances, including liquidation of the Company, for which no amounts were due as of March 31, 2020. There can be no assurance that a stockholder would realize $22.20 per share of Class A and I common stock or $22.18 per share of Class T common stock if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s March 31, 2020 NAV does not consider fees or expenses that may be incurred in connection with a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs, and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Advisory Agreement, and, as discussed in “Note 8 – Commitments and Contingencies” above, the full extent of the impact and effects of COVID-19 on the future financial performance of the Company, as a whole, and, specifically, on its loan investments and underlying borrowers and their real estate property holdings are uncertain at this time. Due to COVID-19, as of March 31, 2020, there was not a current active non-distressed market for loan investments like those held by the Company. Therefore, there can be no assurance that the estimated market value of the loan investments included in the NAV would materially equal the gross amount realized if such loan investments were sold by the Company at March 31, 2020. The Company believes that the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternatives Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The purchase price per share for each class of the Company’s common stock will generally equal the prior quarter’s NAV per share, as determined quarterly, plus applicable selling commissions and dealer manager fees. The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

Delshah Loan and East 12th Street Loan

In accordance with the Company’s valuation procedures, the Delshah Loan and the East 12th Street Loan (individually a “Loan Investment” and collectively the “Loan Investments”) were included in the determination of NAV at their estimated fair market value as of March 31, 2020, as determined by Stanger, as adjusted to reflect the Company’s interests in the Loan Investments, respectively, as of March 31, 2020. The Loan Investments estimated value was based upon taking, for each Loan Investment, the loan payments over the remaining anticipated term and discounting such payments to present value at a discount rate range equal to the current estimated market interest rate on financing similar to the applicable Loan Investments. To provide their opinion of value of the Loan Investments, Stanger first reviewed the terms of each of the Loan Investments as contained in the loan documents. Stanger then reviewed mezzanine loan market terms at or around March 31, 2020 to ascertain current market interest rate levels for loans similar to the Loan Investments. This review was conducted by (i) recent interviews of participants in the mezzanine / preferred equity market, (ii) reviewing recent mezzanine loan transactions, as available, and (iii) reviewing published surveys available at or around March 31, 2020. Based on Stanger’s reviews above and taking into consideration the Loan Investments’ unique factors, including, but not limited to, loan-to-value (based on the appraised value range of the collateral), debt service coverage/debt yield, collateral property, financial information pertaining to the borrower and/or guarantor, prepayment terms, and loan origination date, maturity date and extension terms, a market interest rate range was determined for each Loan Investment to utilize in the determination of the fair market value of the Loan Investments.

The following table provides a breakdown of the major components of the Company’s NAV:

Components of NAV	March 31, 2020
Cash and cash equivalents	$887,930
Commercial mortgage loans, held for investment(1)	12,836,613
Due from related party	2,925
Accrued interest receivable	179,457
Accounts payable and accrued expenses	(28,355)
Distributions payable	(82,341)
Due to related party(2)	(124,456)
Distribution fee payable the following month(3)	(1,208)
Accrued interest payable	(68,787)
Non-controlling interests in subsidiaries	(125,000)
Sponsor Promote / Support Repayment	—
Net Asset Value	$13,476,778
Number of outstanding shares	607,101
Note:	(1) Reflects the Company’s interest in the Loan Investments.

(2) Excluding $110,009 due to the Advisor for reimbursement of O&O Costs ($114,409 less the current liability due of $4,400) pursuant to the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus.

(3) Distribution fee only relates to Class T shares.

NAV Per Share	Class A Shares	Class T Shares	Class I Shares	Total
Total Gross Assets at Fair Value	$8,622,303	$1,484,861	$3,799,761	$13,906,925
Due to related party	(77,163)	(14,496)	(34,005)	(125,664)
Other liabilities	(111,279)	(19,164)	(49,040)	(179,483)
Non-controlling interests in subsidiaries	(77,500)	(13,346)	(34,154)	(125,000)
Quarterly NAV	$8,356,361	$1,437,855	$3,682,562	$13,476,778
Number of outstanding shares	376,403	64,821	165,877	607,101
NAV per share	$22.20	$22.18	$22.20

The following table reconciles stockholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders' Equity to NAV	March 31, 2020
Stockholders' equity under U.S. GAAP	$14,204,967
Adjustments:
Fair value adjustment of commercial mortgage loans, held for investment	(765,860)
Organization and offering costs	110,009
Accrued distribution fee	52,662
Non-controlling interests in subsidiaries	(125,000)
NAV	$13,476,778

The following details the adjustments to reconcile U.S. GAAP stockholder’s equity to the Company’s NAV:

Fair value adjustment of commercial mortgage loans, held for investment

Our commercial mortgage loans, held for investment are presented at historical cost in our U.S. GAAP consolidated financial statements. As such, any changes in the fair market value of our commercial mortgage loans, held for investment are not included in our U.S. GAAP results. For purposes of determining our NAV, our commercial mortgage loans, held for investment are presented at fair value.

Organization and offering costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was June 28, 2019 (the “Escrow Break Anniversary”). Such costs are being reimbursed to the Advisor, ratably, by the Company, over 36 months beginning on June 29, 2019, subject to the 1% Cap. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but it is not required to do so. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs ratably over a 36-month period; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap, as of such payment date. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period. As of March 31, 2020, the Advisor has continued to pay all O&O Costs on behalf of the Company. Under U.S. GAAP, the Company's reimbursement liability pertaining to the O&O costs is included with due to related party in the Company's consolidated balance sheet. For NAV, such costs will be recognized as a reduction in NAV as they are reimbursed.

Accrued distribution fee

Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T shares. Under U.S. GAAP the Company accrued the full cost of the distribution fee as an offering cost at the time it sells the Class T shares. For purposes of NAV the Company recognizes the distribution fee as a reduction of NAV on a quarterly basis as such fee is due.

Non-controlling interests in subsidiaries

Non-controlling interests in subsidiaries represents the equity ownership in a consolidated subsidiary which is not attributable to the Company. The interests are presented at fair value for purposes of determining our NAV.

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to the Company’s March 31, 2020 NAV for the changes in the effective contractual interest rates for the Delshah Loan and East 12th Street Loan, respectively:

Sensitivity Analysis	Range of NAV (Class A & I)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$21.92	$22.20	$22.49	$21.90	$22.18	$22.47
Estimated Market Interest Rate - Delshah Loan	11.97%	11.40%	10.83%	11.97%	11.40%	10.83%
Estimated Market Interest Rate - East 12th Street Loan	16.12%	15.35%	14.58%	16.12%	15.35%	14.58%

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

If the Company is unable to raise substantial funds in the Offering, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a REIT, regardless of whether it is able to raise substantial funds in the Offering. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of March 31, 2020, the Company has raised net proceeds of $14,052,907 in the Offering.

The Company expects to use debt financing as a source of capital. The Company’s charter limits the Company from incurring debt if the Company’s borrowings exceed 300% of the cost of the Company’s net assets, which is estimated to approximate 75% of the cost of its tangible assets (before deducting depreciation or other non-cash reserves), though the Company may exceed this limit under certain circumstances. Once the Company has fully deployed the proceeds of the Offering, the Company expects its debt financing and other liabilities may likely be approximately 50% of the cost of its tangible assets (before adjusting for depreciation or other non-cash reserves), although it may exceed this level during the offering stage. As of March 31, 2020, the Company’s debt to tangible assets ratio was 3.2%.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Three Months Ended March 31, 2020
Cash flows from operating activities	$239,278
Cash flows from investing activities	(2,828,493)
Cash flows from financing activities	2,571,787
Increase in cash and cash equivalents	$(17,428)

Operating Activities

During the three months ended March 31, 2020, net cash provided by operating activities was $239,278, compared to net cash provided by operating activities of $86,235 during the three months ended March 31, 2019. The change was primarily due to an increase in net income of $157,530 offset by a decrease in working capital accounts of $4,487.

Investing Activities

During the three months ended March 31, 2020, net cash used in investing activities was $2,828,493, compared to $2,560,807 during the three months ended March 31, 2019. The change was primarily due to increases in repurchases of loan participation interest and shortfall interest fundings made in relation to the Loan Investments.

Financing Activities

During the three months ended March 31, 2020, net cash provided by financing activities was $2,571,787, compared to $2,628,208 during the three months ended March 31, 2019. The change was due to a decrease in proceeds received from the Offering as well as distributions made, offset by acquired non-controlling interests.

Distributions

The Company’s board of directors authorized, and the Company declared, distributions through August 14, 2019 in an amount equal to $0.004357260, for the period August 15, 2019 through November 14, 2019 in an amount equal to $0.004493151, and for the period November 15, 2019 through August 14, 2020 in an amount equal to $0.004602739, per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

Under the terms of the Distribution Support Agreement, if the cash distributions the Company pays for any calendar quarter exceed the Company’s MFFO for such quarter, CFI will purchase Class I shares following the end of such calendar quarter for a purchase price equal to the amount by which the distributions paid on such shares exceed the MFFO for such quarter up to $5 million (including the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). In such instance, the Company may be paying distributions from proceeds of the shares purchased by CFI or its affiliates, not from cash flow from operations. Class I shares purchased by CFI pursuant to the Distribution Support Agreement will be eligible to receive all distributions payable by the Company with respect to Class I shares. Other than the shares purchased to satisfy the Minimum Offering Requirement, as of March 31, 2020, CFI has not purchased any Class I shares pursuant to the Distribution Support Agreement.

The following table summarizes our distributions declared during the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2020
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$52,072	54%	$111,937	51%
Payable	36,387	37%	79,759	37%
Reinvested in shares	9,154	9%	26,578	12%
Total distributions	$97,613	100%	$218,274	100%
Sources of Distributions:
Operating cash flows	$93,690	96%	$218,274	100%
Offering proceeds pursuant to Distribution Support Agreement	—	0%	—	0%
Offering proceeds	3,923	4%	—	0%
Total sources of distributions	$97,613	100%	$218,274	100%

During the three months ended March 31, 2020, the Company declared $218,274 of distributions to its shareholders, $79,759 of which was unpaid at March 31, 2020, compared to the Company’s total aggregate MFFO of $259,412 and the Company’s total aggregate net income of $259,412 for that period.

During the three months ended March 31, 2019, the Company declared $97,613 of distributions to its shareholders, $36,387 of which was unpaid at March 31, 2019, compared to the Company’s total aggregate MFFO of $101,882 and the Company’s total aggregate net income of $101,882 for that period.

Election as a REIT

The Company intends to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its 2019 tax year. The Company believes that it will be organized and will operate in such a manner as to qualify for taxation as a REIT under the Code. The Company intends to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify or remain qualified for taxation as a REIT. In order to qualify and continue to qualify for taxation as a REIT, the Company must distribute annually at least 90% of the Company’s REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, as well as federal income and excise taxes on its undistributed income.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

As of March 31, 2020, the Company does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Subsequent Events

Interest Shortfall – East 12th Street Loan

Subsequent to March 31, 2020, the Company advanced $156,918 to cover interest shortfalls on the East 12th Street Loan. As of May 13, 2020, the total funded amount for the East 12th Street Loan was $8,129,391.

Status and Extension of the Offering

As of May 11, 2020, the Company had sold an aggregate of 609,912 shares of its common stock (consisting of 377,815 Class A shares, 67,220 Class T shares, and 164,877 Class I shares) in the Offering resulting in net proceeds of $14,308,708 to the Company as payment for such shares.

On April 20, 2020, the Company’s board of directors authorized the extension of the term of the Offering until May 2, 2021. Accordingly, the Primary Offering is expected to terminate on May 2, 2021, unless terminated earlier or extended further by the Company’s board of directors as permitted under applicable law and regulations.

Distributions

On May 12, 2020, the board of directors authorized, and the Company declared, distributions for the period from May 15, 2020 to August 14, 2020, in an amount equal to $0.004602739 per day per share (or approximately $1.68 on an annual basis). Distributions will be payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Common Stock Repurchases

Subsequent to March 31, 2020, the Company received and completed one (1) eligible repurchase request for a total of 1,151 shares in the amount of $25,918.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure will be interest rate risk with respect to its indebtedness, credit risk and market risk with respect to use of derivative financial instruments for hedging purposes and foreign currency risk relating to investments made outside of the United States. As of March 31, 2020, the Company had no borrowings and has not used any derivative financial instruments.

Interest Rate Risk

As of March 31, 2020, the Company had originated a floating rate commercial mortgage loan, held for investment in the amount of $8,990,000, the East 12th Street Loan, that is exposed to interest rate changes in LIBOR. The loan is subject to an interest rate floor to mitigate some of the negative impact interest rates would have on the Company’s consolidated financial statements. As of March 31, 2020, the increase in LIBOR has had a positive effect on the Company’s net income.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2020, the Company was not involved in any material legal proceedings.

Item 1A. Risk Factors.

The Company has disclosed in Part 1. Item 1A. “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 333-221814), filed with the SEC, risk factors which materially affect its business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed, except as noted below. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2019 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

Pursuant to the Distribution Support Agreement, in certain circumstances where our cash distributions exceed MFFO, our sponsor will purchase up to $5.0 million of Class I shares (including the $2.0 million of shares purchased by CFI to satisfy the Minimum Offering Requirement) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to you. The sale of these shares will result in the dilution of the ownership interests of our public stockholders. Other than the shares purchased to satisfy our Minimum Offering Requirement, as of March 31, 2020, our sponsor has not purchased any Class I shares pursuant to our Distribution Support Agreement. Upon termination or expiration of the Distribution Support Agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments, we may have to reduce our distribution rate, our net asset value may be negatively impacted and your overall return may be reduced. As of March 31, 2020, we have declared distributions of $856,722, of which 7% were paid using proceeds from the Offering.

Our NAV per share may materially change from quarter to quarter if the valuations of our assets materially change from prior valuation or the actual operating results materially differ from what we originally budgeted, including as a result of the Advisor invoicing us for previously unbilled operating expenses.

It is possible that the valuation of our assets may not be spread evenly throughout the year and may differ from the most recent quarterly valuation. As such, when these valuations are reflected in our Independent Valuation Firm’s valuation of our investment portfolio, there may be a material change in our NAV per share for each class of our common stock. Investment valuation changes can occur for a variety reasons, such as real estate market conditions, as well as credit and rates markets. For example, investments may prepay earlier than their stated maturity or in the event of adverse credit events, after the stated maturity. These circumstances may result in a material change in our NAV per share. We are at the greatest risk of these valuation changes during periods where we experience significant loan prepayments, delayed maturity payments, or significant changes in credit markets, including as a result of the current outbreak of COVID-19.

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

The Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become our obligations. Without these provisions in the Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of ours, which, in turn, would likely have a negative effect on our NAV per share. The Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% limitation. The incurrence of previously unbilled operating expenses will likely have a negative effect on our NAV per share. As of March 31, 2020, the Advisor has incurred, on our behalf, a total of $3,417,050 in Unreimbursed Operating Expenses, including a total of $3,308,565 for which the Advisor has not invoiced us for reimbursement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2020, the Company did not complete any sales of unregistered securities.

Use of Proceeds

On May 2, 2018, the Company’s Registration Statement on Form S-11 (Form No. 333-221814), was declared effective by the SEC. On June 28, 2018, the Company satisfied the Minimum Offering Requirement as a result of CFI’s purchase of $2.0 million in Class I shares. As of March 31, 2020, the Company’s NAV was $22.20 per Class A share, $22.18 per Class T share and $22.20 per class I share, plus applicable selling commissions and dealer manager fees. Effective May 20, 2020, the new offering price will be $23.37 per Class A Share, $22.63 per Class T Share and $22.20 per Class I Share.

For the three months ended March 31, 2020, the Company issued the following shares of common stock and raised the following gross proceeds in connection with the Offering.

	Shares sold	Gross offering proceeds
Offering	114,157	$2,713,334

For the period from the commencement of the Offering through March 31, 2020, the Company issued 598,921 shares of common stock generating total gross proceeds of $14,437,169 in the Offering.

During the period from the commencement of the Offering through March 31, 2020, the Company also incurred $323,252 in selling commissions net of Sponsor Support, and incurred $61,010 of distribution fees, in connection with the issuance and distribution of its registered securities.

The net proceeds received from the Offering, after deducting the total expenses incurred as described above, were $14,052,907.

During the three months ended March 31, 2020, the Company used proceeds of $2,600,000 to make repurchases of participation interests in the Delshah Loan.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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

The following materials from Rodin Income Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RODIN INCOME TRUST, INC.

By:	/s/ Howard W. Lutnick
Howard W. Lutnick
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

	By:	/s/ Paul M. Pion
Paul M. Pion
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: May 13, 2020