Form 10-Q
period 2020-06-30
RODIN INCOME TRUST, INC.
filed 2020-08-13
CIK 1664780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 11, 2020, the registrant had 405,342 Class A shares, 165,109 Class I Shares, and 69,974 Class T shares of $0.01 par value common stock outstanding.

RODIN INCOME TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RODIN INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$944,361	$905,358
Commercial mortgage loans, held for investment	26,445,597	25,743,980
Accrued interest receivable	175,233	177,177
Due from related party	45,703	4,765
Total assets	$27,610,894	$26,831,280
Liabilities and Equity
Liabilities
Loan participations sold	$12,370,000	$14,970,000
Due to related party	282,586	266,799
Distributions payable	84,769	67,730
Accrued interest payable	65,660	83,246
Accounts payable and accrued expenses	59,175	16,384
Total liabilities	12,862,190	15,404,159
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at each June 30, 2020 and December 31, 2019	—	—
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, and 394,915 and 337,229 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	3,949	3,372
Class T common stock, $0.01 par value per share, 200,000,000 shares authorized, and 69,612 and 56,413 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	696	564
Class I common stock, $0.01 par value per share, 50,000,000 shares authorized, and 164,954 and 99,575 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,650	996
Additional paid-in capital	14,582,524	11,468,863
Retained earnings and cumulative distributions	40,260	(47,674)
Total controlling interest	14,629,079	11,426,121
Non-controlling interests in subsidiaries	119,625	1,000
Total stockholders' equity	14,748,704	11,427,121
Total liabilities and stockholders' equity	$27,610,894	$26,831,280

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Interest income:
Interest income	$652,236	$628,383	$1,297,059	$1,244,303
Less: Interest income related to loan participations sold	(284,544)	(420,955)	(609,356)	(881,925)
Total interest income, net	367,692	207,428	687,703	362,378
Operating expenses:
General and administrative expenses	27,558	2,193	54,965	37,839
Management fees	37,786	22,786	70,978	40,208
Total operating expenses	65,344	24,979	125,943	78,047
Net income (loss)	$302,348	$182,449	$561,760	$284,331
Weighted average shares outstanding	618,783	328,742	575,275	289,061
Net income (loss) per common share - basic and diluted	$0.49	$0.55	$0.98	$0.98

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Controlling Interest
								Retained
	Common Stock						Additional	Earnings and	Non-	Total
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2019	82,309	$823	—	$—	87,139	$871	$4,060,151	$(163,088)	$1,000	$3,899,757
Common stock	115,947	1,159	—	—	—	—	2,694,615	—	—	2,695,774
Common stock repurchased	—	—	—	—	—	—	—	—	—	—
Distribution reinvestment	279	3	—	—	115	1	9,150	—	—	9,154
Offering costs, commissions and fees	—	—	—	—	—	—	(27,827)	—	—	(27,827)
Net income (loss)	—	—	—	—	—	—	—	101,882	—	101,882
Distributions declared	—	—	—	—	—	—	—	(97,613)	—	(97,613)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—
Balance as of March 31, 2019	198,535	$1,985	—	$—	87,254	$872	$6,736,089	$(158,819)	$1,000	$6,581,127
Common stock	67,641	676	8,480	85	7,524	76	1,936,288	—	—	1,937,125
Common stock repurchased	—	—	—	—	—	—	—	—	—	—
Distribution reinvestment	368	4	—	—	136	1	11,719	—	—	11,724
Offering costs, commissions and fees	—	—	—	—	—	—	(20,267)	—	—	(20,267)
Net income (loss)	—	—	—	—	—	—	—	182,449	—	182,449
Distributions declared	—	—	—	—	—	—	—	(129,908)	—	(129,908)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2019	266,544	$2,665	8,480	$85	94,914	$949	$8,663,829	$(106,278)	$1,000	$8,562,250

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Controlling Interest
								Retained
	Common Stock						Additional	Earnings and	Non-	Total
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2020	337,229	$3,372	56,413	$564	99,575	$996	$11,468,863	$(47,674)	$1,000	$11,427,121
Common stock	38,465	385	7,957	79	66,070	661	2,673,206	—	—	2,674,331
Common stock repurchased	(273)	(3)	—	—	—	—	(6,145)	—	—	(6,148)
Distribution reinvestment	982	10	451	5	232	2	38,986	—	—	39,003
Offering costs, commissions and fees	—	—	—	—	—	—	(92,896)	—	—	(92,896)
Net income (loss)	—	—	—	—	—	—	—	259,412	—	259,412
Distributions declared	—	—	—	—	—	—	—	(218,274)	(2,582)	(220,856)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	125,000	125,000
Balance as of March 31, 2020	376,403	$3,764	64,821	$648	165,877	$1,659	$14,082,014	$(6,536)	$123,418	$14,204,967
Common stock	18,990	189	4,300	43	—	—	555,266	—	—	555,498
Common stock repurchased	(1,638)	(16)	—	—	(1,151)	(12)	(63,850)	—	—	(63,878)
Distribution reinvestment	1,160	12	491	5	228	3	43,218	—	—	43,238
Offering costs, commissions and fees	—	—	—	—	—	—	(34,124)	—	—	(34,124)
Net income (loss)	—	—	—	—	—	—	—	302,348	—	302,348
Distributions declared	—	—	—	—	—	—	—	(255,552)	(3,793)	(259,345)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2020	394,915	$3,949	69,612	$696	164,954	$1,650	$14,582,524	$40,260	$119,625	$14,748,704

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$561,760	$284,331
Changes in assets and liabilities:
Decrease/(increase) in accrued interest receivable	1,944	3,077
Decrease/(increase) in prepaid expenses	—	(17,866)
(Decrease)/Increase in due from related party	—	8,013
(Decrease)/increase in accrued interest payable	(17,586)	(45,380)
(Decrease)/increase in accounts payable and accrued expenses	5,911	(179)
(Decrease)/increase in due to related party	(37,008)	10,761
Net cash provided by operating activities	515,021	242,757
Cash flows from investing activities:
Repurchases of loan participation interest	(2,600,000)	(4,250,000)
Fundings of commercial mortgage loans, held for investment	(701,617)	(282,232)
Cash used in investing activities	(3,301,617)	(4,532,232)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,135,566	4,587,444
Distributions to common stockholders	(374,546)	(181,926)
Acquired non-controlling interests	104,100	—
Payments from redemptions of common stock	(33,146)	—
Preferred stock dividends	(6,375)	—
Net cash provided by financing activities	2,825,599	4,405,518
Net increase in cash and cash equivalents	39,003	116,043
Cash and cash equivalents, at beginning of period	$905,358	$179,251
Cash and cash equivalents, at end of period	$944,361	$295,294

Non-cash financing activities:
Distribution reinvestment	$38,224	$20,878
Distributions payable	$17,039	$24,717

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

On January 22, 2016, the Company was capitalized with a $200,001 investment by its sponsor, Cantor Fitzgerald Investors, LLC (“CFI”), through the purchase of 8,180 Class A shares of common stock. In addition, an indirect wholly owned subsidiary of CFI, Rodin Income Trust OP Holdings, LLC (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units, which is recorded as a non-controlling interest on the consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively. The Company has registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). On June 28, 2018, the Company satisfied the minimum offering requirement for the Offering (the “Minimum Offering Requirement”) as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share. On April 20, 2020, the Company’s board of directors authorized the extension of the term of the Offering until May 2, 2021.

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

As of June 30, 2020, the Company had made the following investments (collectively, the “Investments”):

•

The Company originated, through RIT Lending, an $18 million fixed rate mezzanine loan (the “Delshah Loan”) to DS Brooklyn Portfolio Mezz LLC (the “Mezzanine Borrower”), an affiliate of Delshah Capital Limited (“Delshah”), for the acquisition of a 28-property multifamily portfolio by Delshah located in Brooklyn and Manhattan, NY (each a “Property” and collectively the “Portfolio”). (See Note 3)

•

The Company also originated, through RIT lending, an $8.99 million floating-rate mezzanine loan (the “East 12th Street Loan”), to DS 531 E. 12th Mezz LLC (the “East 12th Street Mezzanine Borrower”), an affiliate of Delshah, for the acquisition of a multifamily property by Delshah located in Manhattan, NY (the “East 12th Street Property”). Approximately $6.83 million of the East 12th Street Loan was funded at closing. As of June 30, 2020, approximately $8.45 million of the East 12th Street Loan has been funded. (See Note 3)

The Company is externally managed by Rodin Income Advisors, LLC (the “Advisor”), a Delaware limited liability company and a wholly owned subsidiary of CFI. CFI is a wholly owned subsidiary of CFIM Holdings, LLC, which is a wholly owned subsidiary of Cantor Fitzgerald, L.P. (“CFLP”).

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

The Company evaluates all of its investments to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of June 30, 2020 and December 31, 2019, the Company concluded that it did not have any investments in VIEs.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Commercial Mortgage Loans, Held for Investment

Commercial mortgage loans are generally intended to be held for investment and, accordingly, are carried at cost, net of unamortized loan fees, premiums, discounts and unfunded commitments. Commercial mortgage loans, held for investment that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate. Commercial mortgage loans where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value. As of June 30, 2020 and December 31, 2019, the Company has originated two mezzanine loans and classified them as held for investment.

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

Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of June 30, 2020, and December 31, 2019, no impairment has been identified for loans that are held for investment. There are no loans that have been classified as past due or in non-accrual status as of June 30, 2020 and December 31, 2019.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Due from Related Party

Due from related party includes amounts owed to the Company by CFI pursuant to the terms of the Sponsor Support Agreement for the reimbursement of selling commissions and dealer manager fees, as well as other amounts due from the Advisor, which at June 30, 2020 and December 31, 2019 was $45,703 and $4,765, respectively. The full amounts of Sponsor Support outstanding at June 30, 2020 and December 31, 2019 were received by the Company during July 2020 and January 2020, respectively.

Due to Related Party

Due to related party is comprised of amounts contractually owed by the Company for various services provided to the Company from a related party, which at June 30, 2020 and December 31, 2019 was $282,586 and $266,799, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses is comprised of amounts owed by the Company for compensation to the Company’s independent board of directors relating to pro-rated annual compensation as well as attendance at meetings of the board of directors, as well as eligible share repurchase requests effective as of June 30, 2020. At June 30, 2020 and December 31, 2019, accounts payable and accrued expenses was $59,175 and $16,384, respectively.

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was June 28, 2019 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but it is not required to do so. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs ratably over a 36-month period; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds of the Offering (the “1% Cap”), as of such payment date. To the extent the Advisor pays any additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period. As of June 30, 2020, the Advisor has continued to pay all O&O Costs on behalf of the Company.

As of June 30, 2020 and December 31, 2019, the Advisor has incurred $5,983,525 and $5,753,263, respectively, of O&O Costs on the Company’s behalf. The Company’s obligation is limited to the 1% Cap, less any reimbursement payments made by the Company to the Advisor for O&O costs incurred, which at June 30, 2020 and December 31, 2019 was $106,346 and $98,054, respectively, and is included within Due to related party in the accompanying consolidated balance sheets. At June 30, 2020, organizational costs of $449 had been recorded since inception in General and administrative expenses in prior periods. As of June 30, 2020 and December 31, 2019, offering costs of $149,272 and $116,853, respectively, were charged to stockholders’ equity. As of June 30, 2020 and December 31, 2019, the Company has made reimbursement payments of $43,375 and $19,248, respectively, to the Advisor for O&O Costs incurred.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of June 30, 2020 and December 31, 2019, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the three and six months ended June 30, 2020, basic and diluted net income per common share was $0.49 and $0.98, respectively. For the three and six months ended June 30, 2019, basic and diluted net income per common share was $0.55 and $0.98, respectively.

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

As of June 30, 2020 and December 31, 2019, the Company had repurchased participation interests in the Delshah Loan from CFI in the amount of $4,730,000 and $2,130,000, respectively, increasing the Company’s total interest in the Delshah Loan to 31.28% and 16.83%, respectively.

During the three months ended June 30, 2020 and June 30, 2019, the Company earned Interest income, net of $129,506 and $29,904, respectively, on the Delshah Loan, consisting of $414,050 and $414,050, respectively, of total Interest less $284,544 and $384,146, respectively, of Interest income related to Loan participations sold.

During the six months ended June 30, 2020 and June 30, 2019, the Company earned Interest income, net of $218,744 and $59,479, respectively, on the Delshah Loan, consisting of $828,100 and $823,550, respectively, of total interest less $609,356 and $764,071, respectively, of Interest income related to Loan participations sold.

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

As of June 30, 2020, the New York State Attorney General has approved the final condominium plan for the East 12th Street Property, and certain previously effective NYC work stoppage rules, originally enacted due to the COVID-19 pandemic, have been lifted. Such actions have resulted in renovations of the East 12th Street Property commencing, and the sale process of the condominium units that comprise the East 12th Street Property being engaged.

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

$6,830,000 of the East 12th Street Loan was funded at closing. $1,660,000 of the East 12th Street Loan was withheld and will be advanced to the extent the East 12th Street Property generates insufficient cash flow to fully cover payment of interest on the East 12th Street Loan. The remaining portion of the East 12th Street Loan, $500,000, was also withheld and will be advanced to pay for capital expenditure, broker commissions and tenant improvements associated with the East 12th Street Property as approved by RIT Lending. No interest will accrue on the unfunded amounts.

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

As of June 30, 2020, the Company and CFI had advanced $1,380,334 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $279,666. As of June 30, 2020, the Company had advanced $235,263 for capital expenditures, reducing the amount withheld for capital expenditure, broker commissions and tenant improvements to $264,737. As of June 30, 2020, the total funded amount for the East 12th Street Loan was $8,445,597.

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

During the three months ended June 30, 2020 and June 30, 2019, the Company earned Interest income, net of $238,187 and $177,524, respectively, on the East 12th Street Loan, consisting of $238,187 and $214,333, respectively, of total Interest less $0 and $36,809, respectively, of Interest income related to Loan participations sold to CFI.

During the six months ended June 30, 2020 and June 30, 2019, the Company earned Interest income, net of $468,960 and $302,899, respectively, on the East 12th Street Loan, consisting of $468,960 and $420,753, respectively, of total Interest less $0 and $117,854, respectively, of Interest income related to Loan participations sold to CFI.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the activity on the loans at June 30, 2020:

Activity	Delshah Loan	RIT Participation Interest %	Total Delshah Loan	East 12th Street Loan	RIT Participation Interest %	Total East 12th Street Loan	Total Loans
Total Loan Amount	$18,000,000		$18,000,000	$8,990,000		$8,990,000	$26,990,000

Initial Funding	18,000,000	100.00%	18,000,000	6,830,000	100.00%	6,830,000	24,830,000
Interest Participation Sale	(17,100,000)	-95.00%	—	(5,435,000)	-79.58%	—	—
Ownership	900,000	5.00%	18,000,000	1,395,000	20.42%	6,830,000	24,830,000
Advance for Interest Shortfall	—	—	—	1,380,334	—	1,380,334	1,380,334
Interest Participation Sale - Interest Shortfall	—	—	—	(174,044)	—	—	—
Advance for Capital Expenditures	—	—	—	235,263	—	235,263	235,263
RIT Interest Participation Purchase	4,730,000	26.28%	—	5,609,044	79.58%	—	—
Ownership	$5,630,000	31.28%	$18,000,000	$8,445,597	100.00%	$8,445,597	$26,445,597

During the three months ended June 30, 2020 and June 30, 2019, the Company earned total Interest income, net of $367,692 and $207,428, respectively, which was comprised of total Interest income of $652,236 and $628,383, respectively, less Interest income related to Loan participations sold of $284,544 and $420,955, respectively.

During the six months ended June 30, 2020 and June 30, 2019, the Company earned total interest income, net of $687,703 and $362,378, respectively, which was comprised of total Interest income of $1,297,059 and $1,244,303, respectively, less Interest income related to Loan participations sold of $609,356 and $881,925, respectively.

Concentration of Credit Risk

The following table presents the geography and property type of collateral underlying the Company’s Commercial mortgage loans, held for investment as a percentage of the loan’s carrying value as of June 30, 2020 and December 31, 2019:

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

As of June 30, 2020 and December 31, 2019, the Company had repurchased participation interests in the Delshah Loan from CFI totaling $4,730,000 and $2,130,000, respectively, increasing the Company’s total interest to $5,630,000 and $3,030,000, respectively, representing a 31.28% and a 16.83% interest, respectively, in the Delshah Loan.

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

As of June 30, 2020 and December 31, 2019, the Company had repurchased participation interests in the East 12th Street Loan from CFI in the amount of $5,609,044 and $5,609,044, respectively. As of June 30, 2020 and December 31, 2019, the Company had made interest shortfall fundings of $1,206,290 and $913,980, respectively, and capital expenditure advances of $235,263 and $0, respectively, increasing the Company’s total interest to $8,445,597 and $7,743,980, respectively. As of June 30, 2020 and December 31, 2019, the Company’s ownership interest in the East 12th Street Loan was 100%.

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

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of June 30, 2020, the Company’s total number of authorized shares of common stock was 410,000,000 consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 50,000,000 of Class I authorized common shares. The Company has the right to reallocate the shares of common stock offered between the Primary Offering and the DRP. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares will be lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the Primary Offering.

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

As of June 30, 2020, the Company had sold 621,301 shares of its common stock (consisting of 386,735 Class A shares, 164,954 Class I shares and 69,612 Class T shares) in the Offering for aggregate net proceeds of $14,558,990.

Distributions

The Company’s board of directors authorized, and the Company declared, distributions through August 14, 2019 in an amount equal to $0.004357260, for the period August 15, 2019 through November 14, 2019 in an amount equal to $0.004493151, and for the period November 15, 2019 through November 14, 2020 in an amount equal to $0.004602739, per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

As of June 30, 2020 and December 31, 2019, the Company has declared distributions of $1,112,274 and $638,448, respectively, of which $84,769 and $67,730, respectively, was unpaid as of the respective reporting dates and has been recorded as Distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of June 30, 2020 were paid during July 2020. As of June 30, 2020 and December 31, 2019, distributions reinvested pursuant to the Company’s DRP are $154,902 and $72,661, respectively.

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

During the three and six months ended June 30, 2020, the Company repurchased 2,789 and 3,062 shares, respectively, in the amount of $63,878 and $70,026, respectively. The Company did not repurchase any shares during the year ended December 31, 2019.

Non-controlling Interest

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor.

In January 2020, in order to comply with certain REIT qualification requirements, RIT REIT Sub I issued in a private placement 125 shares of preferred stock to accredited investors for gross offering proceeds of $125,000. Pursuant to the private placement offering, RIT REIT Sub I incurred $20,900 of offering costs, which have been included within Additional paid-in capital on the accompanying consolidated balance sheet. The shares of preferred stock entitle the holders to an annual 12% preferred return, which, as of June 30, 2020, was $6,375. The full amount of the preferred return owed through June 30, 2020 was paid during the month of June 2020.

The above-mentioned Special Unit Holder interest and RIT REIT Sub I private placement offering have been recorded as components of non-controlling interest on the consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.

Note 6 – Related Party Transactions

Repurchases of Participation Interest in the Delshah Loan

During the six months ended June 30, 2020, the Company repurchased participation interests in the Delshah Loan from CFI in the amount of $2,600,000, increasing the Company’s total interest to $5,630,000, which represents a 31.28% ownership interest in the Delshah Loan.

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

The Advisor has agreed to pay for all O&O Costs on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) through the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. The Company began reimbursing the Advisor for such costs ratably over the 36 months following the Escrow Break Anniversary; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs to be paid to the Advisor to exceed the 1% Cap as of such reimbursement date. As of June 30, 2020 and December 31, 2019, the Advisor had incurred $5,983,525 and $5,753,263, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The Company’s obligation is limited to the 1% Cap, less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which at June 30, 2020 and December 31, 2019 was $106,346 and $98,054, respectively, and is included within Due to related party in the accompanying consolidated balance sheets. At June 30, 2020, organizational costs of $449 had been recorded since inception in General and administrative expenses in prior periods. As of June 30, 2020 and December 31, 2019, offering costs of $149,272 and $116,853, respectively, were charged to stockholders’ equity. As of June 30, 2020 and December 31, 2019, the Company has made reimbursement payments of $43,375 and $19,248, respectively, to the Advisor for O&O Costs incurred. As of June 30, 2020, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Acquisition Expenses. The Company does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of June 30, 2020 or December 31, 2019.

Distribution Fees. Distribution fees are payable to the Dealer Manager, subject to the terms set forth in the dealer manager agreement between the Company and the Dealer Manager. Distributions fees are paid with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee is payable monthly in arrears and is paid on a continuous basis from year to year. During the three months ended June 30, 2020 and June 30, 2019, the Company paid distribution fees of $3,593 and $142, respectively. During the six months ended June 30, 2020 and June 30, 2019, the Company paid distribution fees of $7,058 and $142, respectively. As of June 30, 2020 and December 31, 2019, the Company has incurred a liability of $54,278 and $49,739, respectively, which is included within Due to related party on the consolidated balance sheets, $1,165 and $1,132, respectively, of which was payable as of June 30, 2020 and December 31, 2019 and paid during July 2020 and January 2020, respectively.

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

Origination Fees. The Company will pay the Advisor up to 1.0% of the amount funded by the Company to originate commercial real estate-related loans, but only if and to the extent there is a corresponding fee paid by the borrower to the Company. During the three and six months ended June 30, 2020 and June 30, 2019, no origination fees were paid or incurred.

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

For the three and six months ended June 30, 2020, the Company incurred asset management fees of $37,786 and $70,978, respectively. The asset management fee related to the month of June 2020 of $13,477 is unpaid as of June 30, 2020, and has been included within Due to related party on the consolidated balance sheet. For the three and six months ended June 30, 2019, the Company incurred asset management fees of $22,786 and $40,208, respectively. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. Effective beginning in the third quarter of 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses.

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning on October 1, 2019, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2019, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior periods in excess of the limitation to be remitted back to the Company. As of June 30, 2020 and December 31, 2019, the Company has accrued but not reimbursed any of the $108,485 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the three and six months ended June 30, 2020 and June 30, 2019, the Company did not incur any operating expenses reimbursable to the Advisor.

Reimbursable operating expenses include personnel and related employment costs incurred by the Advisor or its affiliates in performing the services described in the Advisory Agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At June 30, 2020, any unpaid reimbursable operating expenses are included within Due to related party on the accompanying consolidated balance sheet.

As of June 30, 2020, the total amount of unreimbursed operating expenses was $3,727,703. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the six months ended June 30, 2020 which were not invoiced to the Company amounted to $688,802.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of June 30, 2020 and December 31, 2019, no disposition fees have been incurred by the Company.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2020, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in this paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from the Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of June 30, 2020 and December 31, 2019, CFI has paid Sponsor Support totaling $431,486 and $344,656, respectively, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances. The following summarizes these fees:

Selling Commissions. Selling commissions payable to the Dealer Manager consist of (i) up to 1.0% of gross offering proceeds paid by CFI for Class A shares and Class T shares and (ii) up to 5.0% and 2.0% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the Primary Offering. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions are payable with respect to Class I shares. As of June 30, 2020 and December 31, 2019, the Company has incurred $348,027 and $285,919 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. At June 30, 2020 and December 31, 2019, $80,477 and $66,316 of Sponsor Support, respectively, has been recorded and $77,607 and $66,316, respectively, has been reimbursed by CFI. During July 2020, the Company received the remaining Sponsor Support for selling commissions of $2,870 related to the month ended June 30, 2020.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the Primary Offering, all of which will be paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. As of June 30, 2020 and December 31, 2019, the Company has recorded $356,750 and $283,105 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of June 30, 2020 and December 31, 2019, all of the Sponsor Support related to dealer manager fees has been recorded and $353,880 and $278,340, respectively, has been reimbursed by CFI. During July 2020, the Company received the remaining Sponsor Support for dealer manager fees of $2,870 related to the month ended June 30, 2020.

The following table summarizes the above mentioned fees and expenses incurred by the Company as of June 30, 2020:

		Due to related party as of	Six Months ended June 30, 2020		Due to related party as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2019	Incurred	Paid	June 30, 2020

Management Fees
Asset management fees	Management fees	$10,521	$70,978	$68,022	$13,477
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	108,485	—	—	108,485
Organization expenses(2)	General and administrative expenses	319	—	66	253
Offering costs(2)	Additional paid-in capital	97,735	32,419	24,061	106,093
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	62,107	62,107	—
Distribution fees	Additional paid-in capital	49,739	11,597	7,058	54,278
Total		$266,799	$177,101	$161,314	$282,586
Note:

(1) As of June 30, 2020, the Advisor has incurred, on behalf of the Company, a total of $3,727,703 in Unreimbursed Operating Expenses, including a total of $688,802 during the six months ended June 30, 2020 for which the Advisor has not invoiced the Company for reimbursement. The total amount of unreimbursed operating expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of June 30, 2020, the Advisor has incurred, on behalf of the Company, a total of $5,983,525 of O&O Costs, of which the Company’s obligation is limited to $106,346, pursuant to the 1% Cap.

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

As of June 30, 2020, CFI has invested $2,200,001 in the Company through the purchase of 88,180 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 80,000 Class I shares for an aggregate purchase price of $2,000,000).

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by us or by the Advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital. As of June 30, 2020, CFI has paid Sponsor Support totaling $431,486.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Commitments and Contingencies

As of June 30, 2020 and December 31, 2019, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it.

Unfunded Portion of the East 12th Street Loan

$6,830,000 of the East 12th Street Loan was funded at closing. $1,660,000 of the East 12th Street Loan was withheld to be advanced to the extent the East 12th Street Property generates insufficient cash flow to fully cover payment of interest on the East 12th Street Loan. The remaining portion of the East 12th Street Loan, $500,000, was withheld to be advanced to pay for capital expenditure, broker commissions and tenant improvements associated with the East 12th Street Property as approved by RIT Lending. No interest will accrue on the unfunded amounts. Subsequent to the date the East 12th Street Loan was originated, as of June 30, 2020, the Company and CFI have advanced $1,380,334 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $279,666. As of June 30, 2020, the Company had advanced $235,263 for capital expenditures, reducing the amount withheld for capital expenditure, broker commissions and tenant improvements to $264,737. As of June 30, 2020, the total funded amount for the East 12th Street Loan was $8,445,597. See Note 3 for additional information.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Commercial mortgage loans, held for investment and Loan participations sold — The fair value is estimated by discounting the expected cash flows based on the market interest rates for similar loans to the Company’s Commercial mortgage loans, held for investment and Loan participations sold. The Company determined that the market interest rates as of June 30, 2020 for both the Delshah Loan and the East 12th Street Loan were greater than their contractual interest rates. As of June 30, 2020 and December 31, 2019, the estimated fair value of the Company’s Commercial mortgage loans, held for investment was $25,198,179 and $25,743,980 respectively. As of June 30, 2020 and December 31, 2019, the estimated fair value of the Company’s Loan participations sold was $11,720,362 and $14,970,000, respectively. The Company has not elected the fair value option to account for its Commercial mortgage loans, held for investment or Loan participations sold.

Other financial instruments — The Company considers the carrying value of its Cash and cash equivalents to approximate its fair value because of the short period of time between its origination and its expected realization as well as its highly-liquid nature. Due to the short-term maturity of this instrument, Level 1 inputs are utilized to estimate the fair value of Cash and cash equivalents.

The following table details the principal balance, carrying value, and fair value of the Company’s financial assets and liabilities as of June 30, 2020:

			Fair Value
	Principal Balance	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$944,361	$944,361	$944,361	$—	$—	$944,361
Commercial mortgage loans, held for investment	$26,445,597	$26,445,597	$—	$—	$25,198,179	$25,198,179

Liabilities
Loan participations sold	$12,370,000	$12,370,000	$—	$—	$11,720,362	$11,720,362

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

Note 10 – Subsequent Events

Interest Shortfall – East 12th Street Loan

Subsequent to June 30, 2020, the Company advanced $79,093 to cover interest shortfalls on the East 12th Street Loan. As of August 13, 2020, the total funded amount for the East 12th Street Loan was $8,524,690.

Status of the Offering

As of August 11, 2020, the Company had sold an aggregate of 632,245 shares of its common stock (consisting of 397,162 Class A shares, 69,974 Class T shares, and 165,109 Class I shares) in the Offering resulting in net proceeds of $14,801,947 to the Company as payment for such shares.

Distributions

On August 12, 2020, the board of directors authorized, and the Company declared, distributions for the period from August 15, 2020 to November 14, 2020, in an amount equal to $0.004602739 per day per share (or approximately $1.68 on an annual basis). Distributions will be payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

On January 22, 2016, the Company was capitalized with a $200,001 investment by CFI. The Company’s Registration Statement for the Offering was declared effective by the SEC on May 2, 2018. As of June 28, 2018, the Company satisfied the Minimum Offering Requirement as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share. As of August 11, 2020, the Company had sold 392,078 Class A shares, 68,323 Class T shares, and 163,849 Class I shares of common stock in the Primary Offering, as well as 5,084 Class A shares, 1,651 Class T shares, and 1,260 Class I shares in the DRP for aggregate net proceeds of $14,801,947. On April 20, 2020, the Company’s board of directors authorized the extension of the term of the Offering until May 2, 2021.

The Company determines its NAV as of the end of each quarter. NAV, as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O Costs (as defined below), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. The board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less Sponsor Support (as defined below), up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company intends to publish any adjustment to the NAV and the corresponding adjustments to the offering prices of its shares ordinarily within 45 days after the end of the applicable fiscal quarter. As of June 30, 2020, the Company’s NAV was $22.53 per Class A share, $22.51 per Class T share and $22.53 per Class I share. Accordingly, effective August 20, 2020, the new offering price will be $23.72 per Class A share, $22.97 per Class T share and $22.53 per Class I share. For further discussion of the Company’s NAV calculation, please see “Net Asset Value”.

As of June 30, 2020, the Company had made the following investments (collectively, the “Investments”):

•

The Company originated, through RIT Lending, an $18 million fixed rate mezzanine loan (the “Delshah Loan”) to DS Brooklyn Portfolio Mezz LLC (the “Mezzanine Borrower”), an affiliate of Delshah Capital Limited (“Delshah”), for the acquisition of a 28-property multifamily portfolio by Delshah located in Brooklyn and Manhattan, NY (each a “Property” and collectively the “Portfolio”).

•

The Company also originated, through RIT Lending, an $8.99 million floating rate mezzanine loan (the “East 12th Street Loan”), to DS 531 E. 12th Mezz LLC (the “East 12th Street Mezzanine Borrower”), an affiliate of Delshah, for the acquisition of a multifamily property by Delshah located in Manhattan, NY (the “East 12th Street Property”). Approximately $6.83 million of the East 12th Street Loan was funded at closing. As of June 30, 2020, approximately $8.45 million of the East 12th Street Loan has been funded.

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

Operating Highlights

Second Quarter of 2020 Activity

•	Issued approximately 22,380 shares of common stock in the Offering for gross proceeds of approximately $0.53 million.

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

$6,830,000 of the East 12th Street Loan was funded at closing, and $1,660,000 of the East 12th Street Loan was withheld and will be advanced to the extent the East 12th Street Property generates insufficient cash flow to fully cover payment of interest on the East 12th Street Loan. The remaining portion of the East 12th Street Loan, $500,000, was also withheld and will be advanced to pay for capital expenditure, broker commissions and tenant improvements associated with the East 12th Street Property as approved by RIT Lending. No interest will accrue on the unfunded amounts.

As of June 30, 2020, the Company and CFI had advanced $1,380,334 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $279,666. As of June 30, 2020, the Company had advanced $235,263 for capital expenditures, reducing the amount withheld for capital expenditure, broker commissions and tenant improvements to $264,737. As of June 30, 2020, the total funded amount for the East 12th Street Loan was $8,445,597.

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

As of June 30, 2020, the Company had repurchased participation interests in the Delshah Loan from CFI in the amount of $4,730,000, increasing the Company’s total interest to $5,630,000, which represents a 31.28% ownership interest in the Delshah Loan.

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

As of June 30, 2020, in accordance with the East 12th Street Loan Participation Agreement, the Company had repurchased participation interests in the East 12th Street Loan from CFI in the amount of $5,609,044, at a purchase price equivalent to the amount paid for the participation interests by CFI, increasing the Company’s total interest in the East 12th Street Loan to 100%.

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

For the three and six months ended June 30, 2020, the Company earned net interest income of $367,692 and $687,703, respectively. For the three and six months ended June 30, 2019, the Company earned net interest income of $207,428 and $362,378, respectively.

The increase of $160,264 and $325,325 for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, was due to additional repurchases of participation interests in the Investments.

General and Administrative Expenses

The Company’s general and administrative expenses consist primarily of operating expense reimbursements to the Advisor, as well as compensation to the Company’s independent board of directors relating to pro-rated annual compensation as well as attendance at board of directors’ meetings.

For the three and six months ended June 30, 2020, the Company incurred general and administrative expenses of $27,558 and $54,965, respectively. For the three and six months ended June 30 2019, the Company incurred general and administrative expenses of $2,193 and $37,839, respectively.

The increase of $25,365 of $17,126, respectively, for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, was due to an increase in the amount of operating expenses incurred by the Company during such periods. As of June 30, 2020, the Advisor has incurred, on behalf of the Company, a total of $3,727,703 in Unreimbursed Operating Expenses, including a total of $688,802 for the six months ended June 30, 2020, for which the Advisor has not invoiced the Company for reimbursement.

Management Fees

Pursuant to the Advisory Agreement with the Advisor, and based upon the Company’s NAV, the Company is required to pay the Advisor a monthly asset management fee, and may pay a monthly property management fee for providing real estate-related services, including services related to originating investments and negotiating financing, as needed.

Asset management fees payable to the Advisor prior to September 2019 consisted of monthly fees equal to one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month. Asset management fees payable to the Advisor as of September 2019 consist of monthly fees equal to one twelfth of 1.20% of the Company’s most recently disclosed NAV.

For the three and six months ended June 30, 2020, the Company incurred asset management fees of $37,786 and $70,978, respectively. For the three and six months ended June 30, 2019, the Company incurred asset management fees of $22,786 and $40,208, respectively.

The increases of $15,000 and $30,770, respectively, for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, was due to the above mentioned change in the calculation of the asset management fee effective September 2019, basing the calculation on NAV as opposed to the cost of the Company’s investments.

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

•	unrealized gains (losses) from the consolidation from, or deconsolidation to, equity accounting;
•	adjustments related to contingent purchase price obligations; and
•	adjustments for consolidated and unconsolidated partnerships and joint ventures calculated to reflect MFFO on the same basis as above.

The following table presents a reconciliation of FFO to net income:

Six Months Ended June 30, 2020
Net Income	$561,760
Adjustments:
None	—
Funds from Operations	$561,760

The following table presents a reconciliation of FFO to MFFO:

Six Months Ended June 30, 2020
Funds from Operations	$561,760
Adjustments:
None	—
Modified Funds from Operations	$561,760

Net Asset Value

On August 12, 2020, the Company’s board of directors approved an estimated NAV as of June 30, 2020 of $22.53 per share for Class A and I, and $22.51 for Class T shares of common stock. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

In performing the calculation of the estimated NAV per share, Stanger observed that the Company had originated two loans as of June 30, 2020, and that the Company’s NAV was comprised of cash and equivalents plus its interests in the Delshah Loan and the East 12th Street Loan, amounts due from related party and prepaid expense less accrued expenses, distributions payable, the liquidation value of the preferred stock and due to related party (excluding amounts owed to the Advisor for reimbursement of O&O Costs less the current accrued O&O Costs liability), as identified on the Company’s balance sheet. Stanger also considered any other amounts due to the Advisor or affiliates for repayment of Sponsor Support or amounts due to the Special Unit Holder in certain circumstances, including liquidation of the Company, for which no amounts were due as of June 30, 2020. There can be no assurance that a stockholder would realize $22.53 per share of Class A and I common stock or $22.51 per share of Class T common stock if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s June 30, 2020 NAV does not consider fees or expenses that may be incurred in connection with a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs, and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Advisory Agreement, and, as discussed in “Note 8 – Commitments and Contingencies” above, the full extent of the impact and effects of COVID-19 on the future financial performance of the Company, as a whole, and, specifically, on its loan investments and underlying borrowers and their real estate property holdings are uncertain at this time. Due to COVID-19, as of June 30, 2020, there was a limited market, relative to pre-COVID-19 levels, for loan investments like those held by the Company. Therefore, there can be no assurance that the estimated market value of the loan investments included in the NAV would materially equal the gross amount realized if such loan investments were sold by the Company at June 30, 2020. The Company believes that the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternatives Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The purchase price per share for each class of the Company’s common stock will generally equal the prior quarter’s NAV per share, as determined quarterly, plus applicable selling commissions and dealer manager fees. The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

Delshah Loan and East 12th Street Loan

In accordance with the Company’s valuation procedures, the Delshah Loan and the East 12th Street Loan (individually a “Loan Investment” and collectively the “Loan Investments”) were included in the determination of NAV at their estimated fair market value as of June 30, 2020, as determined by Stanger, as adjusted to reflect the Company’s interests in the Loan Investments, respectively, as of June 30, 2020. The Loan Investments estimated value was based upon taking, for each Loan Investment, the loan payments over the remaining anticipated term and discounting such payments to present value at a discount rate range equal to the current estimated market interest rate on financing similar to the applicable Loan Investments. To provide their opinion of value of the Loan Investments, Stanger first reviewed the terms of each of the Loan Investments as contained in the loan documents. Stanger then reviewed mezzanine loan market terms at or around June 30, 2020 to ascertain current market interest rate levels for loans similar to the Loan Investments. This review was conducted by (i) recent interviews of participants in the mezzanine / preferred equity market, (ii) reviewing recent mezzanine loan transactions, as available, and (iii) reviewing published surveys available at or around June 30, 2020. Based on Stanger’s reviews above and taking into consideration the Loan Investments’ unique factors, including, but not limited to, loan-to-value (based primarily on the most-recent appraised value range of the collateral properties and subsequent capital investment into the collateral properties), debt service coverage/debt yield and debt service reserve levels and funding requirements, collateral property, attributes such as property type and location, financial information pertaining to the borrower and/or guarantor, prepayment terms, and loan origination date, maturity date and extension terms, a market interest rate range was determined for each Loan Investment to utilize in the determination of the fair market value of the Loan Investments.

The following table provides a breakdown of the major components of the Company’s NAV:

Components of NAV	June 30, 2020
Cash and cash equivalents	$944,361
Commercial mortgage loans, held for investment(1)	13,477,817
Due from related party	45,703
Accrued interest receivable	175,233
Accounts payable and accrued expenses	(59,175)
Distributions payable	(84,769)
Due to related party(2)	(126,587)
Distribution fee payable the following month(3)	(1,165)
Accrued interest payable	(65,660)
Non-controlling interests in subsidiaries	(125,000)
Sponsor Promote / Support Repayment	—
Net Asset Value	$14,180,758
Number of outstanding shares	629,481
Note:	(1) Reflects the Company’s interest in the Loan Investments.

(2) Excluding $101,722 due to the Advisor for reimbursement of O&O Costs ($106,346 less the current liability due of $4,624) pursuant to the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus.

(3) Distribution fee only relates to Class T shares.

NAV Per Share	Class A Shares	Class T Shares	Class I Shares	Total
Total Gross Assets at Fair Value	$9,186,593	$1,619,328	$3,837,193	$14,643,114
Due to related party	(79,416)	(15,164)	(33,172)	(127,752)
Other liabilities	(131,499)	(23,179)	(54,926)	(209,604)
Non-controlling interests in subsidiaries	(78,421)	(13,823)	(32,756)	(125,000)
Quarterly NAV	$8,897,257	$1,567,162	$3,716,339	$14,180,758
Number of outstanding shares	394,915	69,612	164,954	629,481
NAV per share	$22.53	$22.51	$22.53

The following table reconciles stockholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders' Equity to NAV	June 30, 2020
Stockholders' equity under U.S. GAAP	$14,748,704
Adjustments:
Fair value adjustment of commercial mortgage loans, held for investment	(597,780)
Organization and offering costs	101,722
Accrued distribution fee	53,112
Non-controlling interests in subsidiaries	(125,000)
NAV	$14,180,758

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

Organization and offering costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was June 28, 2019 (the “Escrow Break Anniversary”). Such costs are being reimbursed to the Advisor, ratably, by the Company, over 36 months beginning on June 29, 2019, subject to the 1% Cap. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but it is not required to do so. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs ratably over a 36-month period; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap, as of such payment date. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period. As of June 30, 2020, the Advisor has continued to pay all O&O Costs on behalf of the Company. Under U.S. GAAP, the Company's reimbursement liability pertaining to the O&O costs is included with due to related party in the Company's consolidated balance sheet. For NAV, such costs will be recognized as a reduction in NAV as they are reimbursed.

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

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to the Company’s June 30, 2020 NAV for the changes in the effective contractual interest rates for the Delshah Loan and East 12th Street Loan, respectively:

Sensitivity Analysis	Range of NAV (Class A & I)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$22.28	$22.53	$22.79	$22.26	$22.51	$22.77
Estimated Market Interest Rate - Delshah Loan	11.71%	11.15%	10.59%	11.71%	11.15%	10.59%
Estimated Market Interest Rate - East 12th Street Loan	15.28%	14.55%	13.82%	15.28%	14.55%	13.82%

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

If the Company is unable to raise substantial funds in the Offering, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a REIT, regardless of whether it is able to raise substantial funds in the Offering. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of June 30, 2020, the Company has raised net proceeds of $14,558,990 in the Offering.

The Company expects to use debt financing as a source of capital. The Company’s charter limits the Company from incurring debt if the Company’s borrowings exceed 300% of the cost of the Company’s net assets, which is estimated to approximate 75% of the cost of its tangible assets (before deducting depreciation or other non-cash reserves), though the Company may exceed this limit under certain circumstances. Once the Company has fully deployed the proceeds of the Offering, the Company expects its debt financing and other liabilities may likely be approximately 50% of the cost of its tangible assets (before adjusting for depreciation or other non-cash reserves), although it may exceed this level during the offering stage. As of June 30, 2020, the Company’s debt to tangible assets ratio was 3.2%.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Six Months Ended June 30, 2020
Cash flows from operating activities	$515,021
Cash flows from investing activities	(3,301,617)
Cash flows from financing activities	2,825,599
Increase in cash and cash equivalents	$39,003

Operating Activities

During the six months ended June 30, 2020, net cash provided by operating activities was $515,021, compared to net cash provided by operating activities of $242,757 during the six months ended June 30, 2019. The change was primarily due to an increase in net income of $277,429 offset by a decrease in working capital accounts of $5,165.

Investing Activities

During the six months ended June 30, 2020, net cash used in investing activities was $3,301,617, compared to $4,532,232 during the six months ended June 30, 2019. The change was due to a decrease in repurchases of loan participation interest, offset by an increase in fundings of the Investments.

Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities was $2,825,599, compared to $4,405,518 during the six months ended June 30, 2019. The change was primarily due to a decrease in proceeds received from the Offering and an increase in distributions made, offset by acquired non-controlling interests.

Distributions

The Company’s board of directors authorized, and the Company declared, distributions through August 14, 2019 in an amount equal to $0.004357260, for the period August 15, 2019 through November 14, 2019 in an amount equal to $0.004493151, and for the period November 15, 2019 through November 14, 2020 in an amount equal to $0.004602739, per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

Under the terms of the Distribution Support Agreement, if the cash distributions the Company pays for any calendar quarter exceed the Company’s MFFO for such quarter, CFI will purchase Class I shares following the end of such calendar quarter for a purchase price equal to the amount by which the distributions paid on such shares exceed the MFFO for such quarter up to $5 million (including the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). In such instance, the Company may be paying distributions from proceeds of the shares purchased by CFI or its affiliates, not from cash flow from operations. Class I shares purchased by CFI pursuant to the Distribution Support Agreement will be eligible to receive all distributions payable by the Company with respect to Class I shares. Other than the shares purchased to satisfy the Minimum Offering Requirement, as of June 30, 2020, CFI has not purchased any Class I shares pursuant to the Distribution Support Agreement.

The following tables summarize our distributions declared during the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$142,013	56%	$319,243	67%
Payable	84,769	33%	84,769	18%
Reinvested in shares	28,770	11%	69,814	15%
Total distributions	$255,552	100%	$473,826	100%

Sources of Distributions:
Operating cash flows	$255,552	100%	$473,826	100%
Offering proceeds pursuant to Distribution Support Agreement	—	0%	—	0%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$255,552	100%	$473,826	100%

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$71,253	55%	$159,712	70%
Payable	46,931	36%	46,931	21%
Reinvested in shares	11,724	9%	20,878	9%
Total distributions	$129,908	100%	$227,521	100%

Sources of Distributions:
Operating cash flows	$129,908	100%	$227,521	100%
Offering proceeds pursuant to Distribution Support Agreement	—	0%	—	0%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$129,908	100%	$227,521	100%

During the three and six months ended June 30, 2020, the Company declared $255,552 and $473,826 of distributions to its shareholders, respectively, $84,769 of which was unpaid at June 30, 2020, compared to the Company’s total aggregate MFFO of $302,348 and $561,760, respectively, and the Company’s total aggregate net income of $302,348 and $561,760, respectively, for such periods.

During the three and six months ended June 30, 2019, the Company declared $129,908 and $227,521 of distributions to its shareholders, respectively, $46,931 of which was unpaid at June 30, 2019, compared to the Company’s total aggregate MFFO of $182,449 and $284,331, respectively, and the Company’s total aggregate net income of $182,449 and $284,331, respectively, for such periods.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

As of June 30, 2020, the Company does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Subsequent Events

Interest Shortfall – East 12th Street Loan

Subsequent to June 30, 2020, the Company advanced $79,093 to cover interest shortfalls on the East 12th Street Loan. As of August 13, 2020, the total funded amount for the East 12th Street Loan was $8,524,690.

Status of the Offering

As of August 11, 2020, the Company had sold an aggregate of 632,245 shares of its common stock (consisting of 397,162 Class A shares, 69,974 Class T shares, and 165,109 Class I shares) in the Offering resulting in net proceeds of $14,801,947 to the Company as payment for such shares.

Distributions

On August 12, 2020, the board of directors authorized, and the Company declared, distributions for the period from August 15, 2020 to November 14, 2020, in an amount equal to $0.004602739 per day per share (or approximately $1.68 on an annual basis). Distributions will be payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure will be interest rate risk with respect to its indebtedness, credit risk and market risk with respect to use of derivative financial instruments for hedging purposes and foreign currency risk relating to investments made outside of the United States. As of June 30, 2020, the Company had no borrowings and has not used any derivative financial instruments.

Interest Rate Risk

As of June 30, 2020, the Company had originated a floating rate commercial mortgage loan, held for investment in the amount of $8,990,000, the East 12th Street Loan, which is exposed to interest rate changes in LIBOR. The loan is subject to an interest rate floor to mitigate some of the negative impact interest rates would have on the Company’s consolidated financial statements. As of June 30, 2020, the increase in LIBOR has had a positive effect on the Company’s net income.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2020, the Company was not involved in any material legal proceedings.

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

Pursuant to the Distribution Support Agreement, in certain circumstances where our cash distributions exceed MFFO, our sponsor will purchase up to $5.0 million of Class I shares (including the $2.0 million of shares purchased by CFI to satisfy the Minimum Offering Requirement) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to you. The sale of these shares will result in the dilution of the ownership interests of our public stockholders. Other than the shares purchased to satisfy our Minimum Offering Requirement, as of June 30, 2020, our sponsor has not purchased any Class I shares pursuant to our Distribution Support Agreement. Upon termination or expiration of the Distribution Support Agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments, we may have to reduce our distribution rate, our net asset value may be negatively impacted and your overall return may be reduced. As of June 30, 2020, we have declared distributions of $1,112,274, of which 5% were paid using proceeds from the Offering.

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

The Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become our obligations. Without these provisions in the Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of ours, which, in turn, would likely have a negative effect on our NAV per share. The Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% limitation. The incurrence of previously unbilled operating expenses will likely have a negative effect on our NAV per share. As of June 30, 2020, the Advisor has incurred, on our behalf, a total of $3,727,703 in Unreimbursed Operating Expenses, including a total of $3,619,218 for which the Advisor has not invoiced us for reimbursement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.

Unregistered Sales of Equity Securities

During the six months ended June 30, 2020, the Company did not complete any sales of unregistered securities.

Use of Proceeds

On May 2, 2018, the Company’s Registration Statement on Form S-11 (Form No. 333-221814), was declared effective by the SEC. On June 28, 2018, the Company satisfied the Minimum Offering Requirement as a result of CFI’s purchase of $2.0 million in Class I shares. As of June 30, 2020, the Company’s NAV was $22.53 per Class A share, $22.51 per Class T share and $22.53 per class I share, plus applicable selling commissions and dealer manager fees. Effective August 20, 2020, the new offering price will be $23.72 per Class A Share, $22.97 per Class T Share and $22.53 per Class I Share.

For the six months ended June 30, 2020, the Company issued the following shares of common stock and raised the following gross proceeds in connection with the Offering.

	Shares sold	Gross offering proceeds
Offering	139,326	$3,312,070

For the period from the commencement of the Offering through June 30, 2020, the Company issued 621,301 shares of common stock generating total gross proceeds of $14,972,027 in the Offering.

During the period from the commencement of the Offering through June 30, 2020, the Company also incurred $348,027 in selling commissions net of Sponsor Support, and incurred $65,010 of distribution fees, in connection with the issuance and distribution of its registered securities.

The net proceeds received from the Offering, after deducting the total expenses incurred as described above, were $14,558,990.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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

The following materials from Rodin Income Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2020 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Dated: August 13, 2020