Form 10-Q
period 2020-09-30
RODIN INCOME TRUST, INC.
filed 2020-11-12
CIK 1664780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 10, 2020, the registrant had 412,964 Class A shares, 170,755 Class I Shares, and 205,503 Class T shares of $0.01 par value common stock outstanding.

RODIN INCOME TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RODIN INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$1,312,555	$905,358
Commercial mortgage loans, held for investment	26,524,680	25,743,980
Accrued interest receivable	177,426	177,177
Due from related party	41,863	4,765
Stock subscriptions receivable	5,580	—
Total assets	$28,062,104	$26,831,280
Liabilities and Equity
Liabilities
Loan participations sold	$12,370,000	$14,970,000
Due to related party	273,100	266,799
Distributions payable	91,227	67,730
Accrued interest payable	65,660	83,246
Accounts payable and accrued expenses	41,545	16,384
Total liabilities	12,841,532	15,404,159
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at each September 30, 2020 and December 31, 2019	—	—
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, and 404,759 and 337,229 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	4,048	3,372
Class T common stock, $0.01 par value per share, 200,000,000 shares authorized, and 73,422 and 56,413 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	734	564
Class I common stock, $0.01 par value per share, 50,000,000 shares authorized, and 170,558 and 99,575 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,706	996
Additional paid-in capital	15,007,815	11,468,863
Retained earnings and cumulative distributions	90,477	(47,674)
Total controlling interest	15,104,780	11,426,121
Non-controlling interests in subsidiaries	115,792	1,000
Total stockholders' equity	15,220,572	11,427,121
Total liabilities and stockholders' equity	$28,062,104	$26,831,280

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Interest income:
Interest income	$670,439	$639,172	$1,967,498	$1,883,475
Less: Interest income related to loan participations sold	(287,671)	(382,294)	(897,027)	(1,264,219)
Total interest income, net	382,768	256,878	1,070,471	619,256
Operating expenses:
General and administrative expenses	24,615	54,462	79,580	92,301
Management fees	41,543	26,859	112,521	67,067
Total operating expenses	66,158	81,321	192,101	159,368
Net income (loss)	$316,610	$175,557	$878,370	$459,888
Weighted average shares outstanding	638,138	398,433	596,386	325,927
Net income (loss) per common share - basic and diluted	$0.50	$0.44	$1.47	$1.41

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Controlling Interest
								Retained
	Common Stock						Additional	Earnings and	Non-	Total
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2019	82,309	$823	—	$—	87,139	$871	$4,060,151	$(163,088)	$1,000	$3,899,757
Common stock	115,947	1,159	—	—	—	—	2,694,615	—	—	2,695,774
Common stock repurchased	—	—	—	—	—	—	—	—	—	—
Distribution reinvestment	279	3	—	—	115	1	9,150	—	—	9,154
Offering costs, commissions and fees	—	—	—	—	—	—	(27,827)	—	—	(27,827)
Net income (loss)	—	—	—	—	—	—	—	101,882	—	101,882
Distributions declared	—	—	—	—	—	—	—	(97,613)	—	(97,613)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—
Balance as of March 31, 2019	198,535	$1,985	—	$—	87,254	$872	$6,736,089	$(158,819)	$1,000	$6,581,127
Common stock	67,641	676	8,480	85	7,524	76	1,936,288	—	—	1,937,125
Common stock repurchased	—	—	—	—	—	—	—	—	—	—
Distribution reinvestment	368	4	—	—	136	1	11,719	—	—	11,724
Offering costs, commissions and fees	—	—	—	—	—	—	(20,267)	—	—	(20,267)
Net income (loss)	—	—	—	—	—	—	—	182,449	—	182,449
Distributions declared	—	—	—	—	—	—	—	(129,908)	—	(129,908)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2019	266,544	$2,665	8,480	$85	94,914	$949	$8,663,829	$(106,278)	$1,000	$8,562,250
Common stock	36,637	367	40,209	402	2,138	21	1,874,546	—	—	1,875,336
Common stock repurchased	—	—	—	—	—	—	—	—	—	—
Distribution reinvestment	595	6	9	—	180	2	18,272	—	—	18,280
Offering costs, commissions and fees	—	—	—	—	—	—	(87,682)	—	—	(87,682)
Net income (loss)	—	—	—	—	—	—	—	175,557	—	175,557
Distributions declared	—	—	—	—	—	—	—	(161,079)	—	(161,079)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—
Balance as of September 30, 2019	303,776	$3,038	48,698	$487	97,232	$972	$10,468,965	$(91,800)	$1,000	$10,382,662

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Controlling Interest
								Retained
	Common Stock						Additional	Earnings and	Non-	Total
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2020	337,229	$3,372	56,413	$564	99,575	$996	$11,468,863	$(47,674)	$1,000	$11,427,121
Common stock	38,465	385	7,957	79	66,070	661	2,673,206	—	—	2,674,331
Common stock repurchased	(273)	(3)	—	—	—	—	(6,145)	—	—	(6,148)
Distribution reinvestment	982	10	451	5	232	2	38,986	—	—	39,003
Offering costs, commissions and fees	—	—	—	—	—	—	(92,896)	—	—	(92,896)
Net income (loss)	—	—	—	—	—	—	—	259,412	—	259,412
Distributions declared	—	—	—	—	—	—	—	(218,274)	(2,582)	(220,856)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	125,000	125,000
Balance as of March 31, 2020	376,403	$3,764	64,821	$648	165,877	$1,659	$14,082,014	$(6,536)	$123,418	$14,204,967
Common stock	18,990	189	4,300	43	—	—	555,266	—	—	555,498
Common stock repurchased	(1,638)	(16)	—	—	(1,151)	(12)	(63,850)	—	—	(63,878)
Distribution reinvestment	1,160	12	491	5	228	3	43,218	—	—	43,238
Offering costs, commissions and fees	—	—	—	—	—	—	(34,124)	—	—	(34,124)
Net income (loss)	—	—	—	—	—	—	—	302,348	—	302,348
Distributions declared	—	—	—	—	—	—	—	(255,552)	(3,793)	(259,345)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2020	394,915	$3,949	69,612	$696	164,954	$1,650	$14,582,524	$40,260	$119,625	$14,748,704
Common stock	12,663	127	3,265	33	5,371	54	491,286	—	—	491,500
Common stock repurchased	(4,085)	(41)	—	—	—	—	(89,231)	—	—	(89,272)
Distribution reinvestment	1,266	13	545	5	233	2	45,588	—	—	45,608
Offering costs, commissions and fees	—	—	—	—	—	—	(22,352)	—	—	(22,352)
Net income (loss)	—	—	—	—	—	—	—	316,610	—	316,610
Distributions declared	—	—	—	—	—	—	—	(266,393)	(3,833)	(270,226)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—
Balance as of September 30, 2020	404,759	$4,048	73,422	$734	170,558	$1,706	$15,007,815	$90,477	$115,792	$15,220,572

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$878,370	$459,888
Changes in assets and liabilities:
(Increase)/decrease in accrued interest receivable	(249)	1,248
Decrease/(increase) in prepaid expenses	—	9,493
(Increase)/decrease in due from related party	(39,963)	5,512
(Decrease)/increase in accrued interest payable	(17,586)	(53,410)
Increase/(decrease) in accounts payable and accrued expenses	25,161	4,500
(Decrease)/increase in due to related party	3,659	(4,663)
Net cash provided by operating activities	849,392	422,568
Cash flows from investing activities:
Repurchases of loan participation interest	(2,600,000)	(5,589,044)
Fundings of commercial mortgage loans, held for investment	(780,700)	(498,959)
Cash used in investing activities	(3,380,700)	(6,088,003)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,592,784	6,484,941
Distributions to common stockholders	(588,873)	(313,943)
Acquired non-controlling interests	104,100	—
Payments from redemptions of common stock	(159,298)	—
Preferred stock dividends	(10,208)	—
Net cash provided by financing activities	2,938,505	6,170,998
Net increase in cash and cash equivalents	407,197	505,563
Cash and cash equivalents, at beginning of period	$905,358	$179,251
Cash and cash equivalents, at end of period	$1,312,555	$684,814

Non-cash financing activities:
Distribution reinvestment	$127,849	$39,158
Distributions payable	$23,497	$35,499

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

On January 22, 2016, the Company was capitalized with a $200,001 investment by its sponsor, Cantor Fitzgerald Investors, LLC (“CFI”), through the purchase of 8,180 Class A shares of common stock. In addition, an indirect wholly owned subsidiary of CFI, Rodin Income Trust OP Holdings, LLC (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units, which is recorded as a non-controlling interest on the consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively. The Company has registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). On June 28, 2018, the Company satisfied the minimum offering requirement for the Offering (the “Minimum Offering Requirement”) as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share. On April 20, 2020, the Company’s board of directors authorized the extension of the term of the Offering until May 2, 2021.

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

As of September 30, 2020, the Company had made the following investments (collectively, the “Investments”):

•

The Company originated, through RIT Lending, an $18 million fixed rate mezzanine loan (the “Delshah Loan”) to DS Brooklyn Portfolio Mezz LLC (the “Mezzanine Borrower”), an affiliate of Delshah Capital Limited (“Delshah”), for the acquisition of a 28-property multifamily portfolio by Delshah located in Brooklyn and Manhattan, NY (each a “Property” and collectively the “Portfolio”). (See Note 3)

•

The Company also originated, through RIT lending, an $8.99 million floating-rate mezzanine loan (the “East 12th Street Loan”), to DS 531 E. 12th Mezz LLC (the “East 12th Street Mezzanine Borrower”), an affiliate of Delshah, for the acquisition of a multifamily property by Delshah located in Manhattan, NY (the “East 12th Street Property”). Approximately $6.83 million of the East 12th Street Loan was funded at closing. As of September 30, 2020, approximately $8.52 million of the East 12th Street Loan has been funded. (See Note 3)

The Company is externally managed by Rodin Income Advisors, LLC (the “Advisor”), a Delaware limited liability company and a wholly owned subsidiary of CFI. CFI is a wholly owned subsidiary of CFIM Holdings, LLC, which is a wholly owned subsidiary of Cantor Fitzgerald, L.P. (“CFLP”).

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

The Company evaluates all of its investments to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of September 30, 2020 and December 31, 2019, the Company concluded that it did not have any investments in VIEs.

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

Commercial Mortgage Loans, Held for Investment

Commercial mortgage loans are generally intended to be held for investment and, accordingly, are carried at cost, net of unamortized loan fees, premiums, discounts and unfunded commitments. Commercial mortgage loans, held for investment that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate. Commercial mortgage loans where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value. As of September 30, 2020 and December 31, 2019, the Company has originated two mezzanine loans and classified them as held for investment.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of September 30, 2020, and December 31, 2019, no impairment has been identified for loans that are held for investment. There are no loans that have been classified as past due or in non-accrual status as of September 30, 2020 and December 31, 2019.

Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk include Cash and cash equivalents. At times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates this risk by investing its cash with high-credit quality financial institutions.

Due from Related Party

Due from related party includes amounts owed to the Company by CFI pursuant to the terms of the Sponsor Support Agreement for the reimbursement of selling commissions and dealer manager fees, as well as other amounts due from the Advisor, which at September 30, 2020 and December 31, 2019 was $41,863 and $4,765, respectively. The full amounts of Sponsor Support outstanding at September 30, 2020 and December 31, 2019 were received by the Company during October 2020 and January 2020, respectively.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Subscriptions Receivable

As prescribed by ASC Topic 505, Equity, Stock subscriptions receivable represent the purchase of common stock for which the Company has not yet received payment from the purchaser. As of September 30, 2020 and December 31, 2019, the amount of stock subscriptions receivable was $5,580 and $0, respectively. The amount outstanding as of September 30, 2020 was received by the Company during October 2020.

Due to Related Party

Due to related party is comprised of amounts contractually owed by the Company for various services provided to the Company from a related party, which at September 30, 2020 and December 31, 2019 was $273,100 and $266,799, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses is comprised of amounts owed by the Company for compensation to the Company’s independent board of directors relating to pro-rated annual compensation as well as attendance at meetings of the board of directors. At September 30, 2020 and December 31, 2019, accounts payable and accrued expenses was $41,545 and $16,384, respectively.

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was June 28, 2019 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but it is not required to do so. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs ratably over a 36-month period; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds of the Offering (the “1% Cap”), as of such payment date. To the extent the Advisor pays any additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period. As of September 30, 2020, the Advisor has continued to pay all O&O Costs on behalf of the Company.

As of September 30, 2020 and December 31, 2019, the Advisor has incurred $6,350,998 and $5,753,263, respectively, of O&O Costs on the Company’s behalf. The Company’s obligation is limited to the 1% Cap, less any reimbursement payments made by the Company to the Advisor for O&O costs incurred, which at September 30, 2020 and December 31, 2019 was $96,791 and $98,054, respectively, and is included within Due to related party in the accompanying consolidated balance sheets. At September 30, 2020, organizational costs of $449 had been recorded since inception in General and administrative expenses in prior periods. As of September 30, 2020 and December 31, 2019, offering costs of $153,750 and $116,853, respectively, were charged to stockholders’ equity. As of September 30, 2020 and December 31, 2019, the Company has made reimbursement payments of $57,408 and $19,248, respectively, to the Advisor for O&O Costs incurred.

Income Taxes

The Company has elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its 2019 tax year. Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income, share ownership, minimum distribution and other requirements are met. To qualify as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company may also be subject to certain state, local and franchise taxes. If the Company fails to meet these requirements, it will be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of September 30, 2020 and December 31, 2019, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the three and nine months ended September 30, 2020, basic and diluted net income per common share was $0.50 and $1.47, respectively. For the three and nine months ended September 30, 2019, basic and diluted net income per common share was $0.44 and $1.41, respectively.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU also enhances information transparency by making targeted improvements to the related disclosures guidance. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The new standard will become effective for the Company beginning January 1, 2024 and can be applied using either a modified retrospective or a fully retrospective method of transition. Early adoption is permitted, but no earlier than beginning January 1, 2021. Management is currently evaluating the impact of the new guidance on the Company’s unaudited consolidated financial statements.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2020 and December 31, 2019, the Company had repurchased participation interests in the Delshah Loan from CFI in the amount of $4,730,000 and $2,130,000, respectively, increasing the Company’s total interest in the Delshah Loan to 31.28% and 16.83%, respectively.

During the three months ended September 30, 2020 and September 30, 2019, the Company earned Interest income, net of $130,929 and $37,313, respectively, on the Delshah Loan, consisting of $418,600 and $418,600, respectively, of total interest less $287,671 and $381,287, respectively, of Interest income related to Loan participations sold.

During the nine months ended September 30, 2020 and September 30, 2019, the Company earned Interest income, net of $349,673 and $96,791, respectively, on the Delshah Loan, consisting of $1,246,700 and $1,242,150, respectively, of total interest less $897,027 and $1,145,359, respectively, of Interest income related to Loan participations sold.

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

As of September 30, 2020, the New York State Attorney General has approved the final condominium plan for the East 12th Street Property, and certain previously effective NYC work stoppage rules, originally enacted due to the COVID-19 pandemic, have been lifted. Such actions have resulted in renovations of the East 12th Street Property commencing, and the sale process of the condominium units that comprise the East 12th Street Property being engaged.

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

As of September 30, 2020, the Company and CFI had advanced $1,459,417 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $200,583. As of September 30, 2020, the Company had advanced $235,263 for capital expenditures, reducing the amount withheld for capital expenditure, broker commissions and tenant improvements to $264,737. As of September 30, 2020, the total funded amount for the East 12th Street Loan was $8,524,680.

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

(Unaudited)

As of December 31, 2019, the Company had repurchased participation interests in the East 12th Street Loan from CFI in the amount of $5,609,044, increasing the Company’s total interest in the East 12th Street Loan to 100%.

During the three months ended September 30, 2020 and September 30, 2019, the Company earned Interest income, net of $251,838 and $219,565, respectively, on the East 12th Street Loan, consisting of $251,838 and $220,572, respectively, of total interest less $0 and $1,007, respectively, of Interest income related to Loan participations sold to CFI.

During the nine months ended September 30, 2020 and September 30, 2019, the Company earned Interest income, net of $720,798 and $522,465, respectively, on the East 12th Street Loan, consisting of $720,798 and $641,325, respectively, of total interest less $0 and $118,860, respectively, of Interest income related to Loan participations sold to CFI.

The following table summarizes the activity on the loans at September 30, 2020:

Activity	Delshah Loan	RIT Participation Interest %	Total Delshah Loan	East 12th Street Loan	RIT Participation Interest %	Total East 12th Street Loan	Total Loans
Total Loan Amount	$18,000,000		$18,000,000	$8,990,000		$8,990,000	$26,990,000

Initial Funding	18,000,000	100.00%	18,000,000	6,830,000	100.00%	6,830,000	24,830,000
Interest Participation Sale	(17,100,000)	-95.00%	—	(5,435,000)	-79.58%	—	—
Ownership	900,000	5.00%	18,000,000	1,395,000	20.42%	6,830,000	24,830,000
Advance for Interest Shortfall	—	—	—	1,459,417	—	1,459,417	1,459,417
Interest Participation Sale - Interest Shortfall	—	—	—	(174,044)	—	—	—
Advance for Capital Expenditures	—	—	—	235,263	—	235,263	235,263
RIT Interest Participation Purchase	4,730,000	26.28%	—	5,609,044	79.58%	—	—
Ownership	$5,630,000	31.28%	$18,000,000	$8,524,680	100.00%	$8,524,680	$26,524,680

During the three months ended September 30, 2020 and September 30, 2019, the Company earned total Interest income, net of $382,768 and $256,878, respectively, which was comprised of total Interest income of $670,439 and $639,172, respectively, less Interest income related to Loan participations sold of $287,671 and $382,294, respectively.

During the nine months ended September 30, 2020 and September 30, 2019, the Company earned total interest income, net of $1,070,471 and $619,256, respectively, which was comprised of total Interest income of $1,967,498 and $1,883,475, respectively, less Interest income related to Loan participations sold of $897,027 and $1,264,219, respectively.

Concentration of Credit Risk

The following table presents the geography and property type of collateral underlying the Company’s Commercial mortgage loans, held for investment as a percentage of the loan’s carrying value as of September 30, 2020 and December 31, 2019:

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

As of September 30, 2020 and December 31, 2019, the Company had repurchased participation interests in the Delshah Loan from CFI totaling $4,730,000 and $2,130,000, respectively, increasing the Company’s total interest to $5,630,000 and $3,030,000, respectively, representing a 31.28% and a 16.83% interest, respectively, in the Delshah Loan.

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

As of September 30, 2020 and December 31, 2019, the Company had repurchased participation interests in the East 12th Street Loan from CFI in the amount of $5,609,044 and $5,609,044, respectively. As of September 30, 2020 and December 31, 2019, the Company had made interest shortfall fundings of $1,285,373 and $913,980, respectively, and capital expenditure advances of $235,263 and $0, respectively, increasing the Company’s total interest to $8,524,680 and $7,743,980, respectively. As of September 30, 2020 and December 31, 2019, the Company’s ownership interest in the East 12th Street Loan was 100%.

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

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of September 30, 2020, the Company’s total number of authorized shares of common stock was 410,000,000 consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 50,000,000 of Class I authorized common shares. The Company has the right to reallocate the shares of common stock offered between the Primary Offering and the DRP. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares will be lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the Primary Offering.

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

As of September 30, 2020, the Company had sold 640,559 shares of its common stock (consisting of 396,579 Class A shares, 170,558 Class I shares and 73,422 Class T shares) in the Offering for aggregate net proceeds of $14,988,951.

Distributions

The Company’s board of directors authorized, and the Company declared, distributions through August 14, 2019 in an amount equal to $0.004357260, for the period August 15, 2019 through November 14, 2019 in an amount equal to $0.004493151, and for the period November 15, 2019 through February 14, 2021 in an amount equal to $0.004602739, per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Offering, the Company and CFI entered into a distribution support agreement. The terms of the agreement provide that in the event that cash distributions exceed the Company’s defined modified funds from operations (“MFFO”), defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through the termination of the Primary Offering, CFI shall purchase Class I shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the amount from any shares purchased by CFI in order to satisfy the Minimum Offering Requirement).

As of September 30, 2020 and December 31, 2019, the Company has declared common share distributions of $1,378,666 and $638,448, respectively, of which $87,393 and $67,730, respectively, was unpaid as of the respective reporting dates and has been recorded as a component of Distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of September 30, 2020 were paid during October 2020. As of September 30, 2020 and December 31, 2019, distributions reinvested pursuant to the Company’s DRP are $200,510 and $72,661, respectively.

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

During the three and nine months ended September 30, 2020, the Company repurchased 4,085 and 7,147 shares, respectively, in the amount of $89,272 and $159,298, respectively. The Company did not repurchase any shares during the year ended December 31, 2019.

Non-controlling Interest

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor.

In January 2020, in order to comply with certain REIT qualification requirements, RIT REIT Sub I issued in a private placement 125 shares of preferred stock to accredited investors for gross offering proceeds of $125,000. Pursuant to the private placement offering, RIT REIT Sub I incurred $20,900 of offering costs, which have been included within Additional paid-in capital on the accompanying consolidated balance sheet. The shares of preferred stock entitle the holders to an annual 12% preferred return, which, as of September 30, 2020, was $10,208, $3,834 of which was payable as of September 30, 2020 and included as a component of Distributions payable in the accompanying consolidated balance sheet.

The above-mentioned Special Unit Holder interest and RIT REIT Sub I private placement offering have been recorded as components of non-controlling interest on the consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.

Note 6 – Related Party Transactions

Repurchases of Participation Interest in the Delshah Loan

During the nine months ended September 30, 2020, the Company repurchased participation interests in the Delshah Loan from CFI in the amount of $2,600,000, increasing the Company’s total interest to $5,630,000, which represents a 31.28% ownership interest in the Delshah Loan.

Fees and Expenses

The Company and the Advisor entered into an amended and restated advisory agreement, dated as of September 28, 2018, as amended by amendment no. 1 to the amended and restated advisory agreement (the “Advisory Agreement”), dated and effective as of September 28, 2019. The amendment to the Advisory Agreement (i) amends the monthly asset management fee from one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month, to one-twelfth of 1.20% of the Company’s most recently disclosed NAV and (ii) renews the term of the Advisory Agreement for an additional one-year term commencing on September 28, 2019. On September 28, 2020, the Advisory Agreement was renewed for an additional one-year term. Pursuant to the Advisory Agreement, and subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying, originating, acquiring, and managing investments on behalf of the Company. For providing such services, the Advisor receives fees and reimbursements from the Company. The following summarizes these fees and reimbursements.

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

The Advisor has agreed to pay for all O&O Costs on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) through the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. The Company began reimbursing the Advisor for such costs ratably over the 36 months following the Escrow Break Anniversary; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs to be paid to the Advisor to exceed the 1% Cap as of such reimbursement date. As of September 30, 2020 and December 31, 2019, the Advisor had incurred $6,350,998 and $5,753,263, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The Company’s obligation is limited to the 1% Cap, less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which at September 30, 2020 and December 31, 2019 was $96,791 and $98,054, respectively, and is included within Due to related party in the accompanying consolidated balance sheets. At September 30, 2020, organizational costs of $449 had been recorded since inception in General and administrative expenses in prior periods. As of September 30, 2020 and December 31, 2019, offering costs of $153,750 and $116,853, respectively, were charged to stockholders’ equity. As of September 30, 2020 and December 31, 2019, the Company has made reimbursement payments of $57,408 and $19,248, respectively, to the Advisor for O&O Costs incurred. As of September 30, 2020, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Acquisition Expenses. The Company does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of September 30, 2020 or December 31, 2019.

Distribution Fees. Distribution fees are payable to the Dealer Manager, subject to the terms set forth in the dealer manager agreement between the Company and the Dealer Manager. Distributions fees are paid with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee is payable monthly in arrears and is paid on a continuous basis from year to year. During the three months ended September 30, 2020 and September 30, 2019, the Company paid distribution fees of $3,635 and $731, respectively. During the nine months ended September 30, 2020 and September 30, 2019, the Company paid distribution fees of $10,693 and $873, respectively. As of September 30, 2020 and December 31, 2019, the Company has incurred a liability of $53,643 and $49,739, respectively, which is included within Due to related party on the consolidated balance sheets, $1,321 and $1,132, respectively, of which was payable as of September 30, 2020 and December 31, 2019 and paid during October 2020 and January 2020, respectively.

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

Origination Fees. The Company will pay the Advisor up to 1.0% of the amount funded by the Company to originate commercial real estate-related loans, but only if and to the extent there is a corresponding fee paid by the borrower to the Company. During the three and nine months ended September 30, 2020 and September 30, 2019, no origination fees were paid or incurred.

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

For the three and nine months ended September 30, 2020, the Company incurred asset management fees of $41,543 and $112,521, respectively. The asset management fee related to the month of September 2020 of $14,181 is unpaid as of September 30, 2020, and has been included within Due to related party on the consolidated balance sheet. For the three and nine months ended September 30, 2019, the Company incurred asset management fees of $26,859 and $67,067, respectively. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. Effective beginning in the third quarter of 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses.

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning on October 1, 2019, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2019, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior periods in excess of the limitation to be remitted back to the Company. As of September 30, 2020 and December 31, 2019, the Company has accrued but not reimbursed any of the $108,485 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

During the three and nine months ended September 30, 2020 and September 30, 2019, the Company did not incur any operating expenses reimbursable to the Advisor.

Reimbursable operating expenses include personnel and related employment costs incurred by the Advisor or its affiliates in performing the services described in the Advisory Agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At September 30, 2020, any unpaid reimbursable operating expenses are included within Due to related party on the accompanying consolidated balance sheet.

As of September 30, 2020, the total amount of unreimbursed operating expenses was $4,265,059. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the nine months ended September 30, 2020 which were not invoiced to the Company amounted to $1,226,158.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of September 30, 2020 and December 31, 2019, no disposition fees have been incurred by the Company.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2020, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in this paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from the Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of September 30, 2020 and December 31, 2019, CFI has paid Sponsor Support totaling $451,682 and $344,656, respectively, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances. The following summarizes these fees:

Selling Commissions. Selling commissions payable to the Dealer Manager consist of (i) up to 1.0% of gross offering proceeds paid by CFI for Class A shares and Class T shares and (ii) up to 5.0% and 2.0% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the Primary Offering. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions are payable with respect to Class I shares. As of September 30, 2020 and December 31, 2019, the Company has incurred $362,902 and $285,919 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. At September 30, 2020 and December 31, 2019, $83,902 and $66,316 of Sponsor Support, respectively, has been recorded and $82,952 and $66,316, respectively, has been reimbursed by CFI. During October 2020, the Company received the remaining Sponsor Support for selling commissions of $950 related to the month ended September 30, 2020.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the Primary Offering, all of which will be paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. As of September 30, 2020 and December 31, 2019, the Company has recorded $369,680 and $283,105 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of September 30, 2020 and December 31, 2019, all of the Sponsor Support related to dealer manager fees has been recorded and $368,730 and $278,340, respectively, has been reimbursed by CFI. During October 2020, the Company received the remaining Sponsor Support for dealer manager fees of $950 related to the month ended September 30, 2020.

The following table summarizes the above mentioned fees and expenses incurred by the Company as of September 30, 2020:

		Due to related party as of	Nine Months ended September 30, 2020		Due to related party as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2019	Incurred	Paid	September 30, 2020

Management Fees
Asset management fees	Management fees	$10,521	$112,521	$108,861	$14,181
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	108,485	—	—	108,485
Organization expenses(2)	General and administrative expenses	319	—	99	220
Offering costs(2)	Additional paid-in capital	97,735	36,898	38,062	96,571
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	76,982	76,982	—
Distribution fees	Additional paid-in capital	49,739	14,597	10,693	53,643
Total		$266,799	$240,998	$234,697	$273,100
Note:

(1) As of September 30, 2020, the Advisor has incurred, on behalf of the Company, a total of $4,265,059 in Unreimbursed Operating Expenses, including a total of $1,226,158 during the nine months ended September 30, 2020 for which the Advisor has not invoiced the Company for reimbursement. The total amount of unreimbursed operating expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of September 30, 2020, the Advisor has incurred, on behalf of the Company, a total of $6,350,998 of O&O Costs, of which the Company’s obligation is limited to $96,791, pursuant to the 1% Cap.

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

As of September 30, 2020, CFI has invested $2,200,001 in the Company through the purchase of 88,180 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 80,000 Class I shares for an aggregate purchase price of $2,000,000).

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by us or by the Advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital. As of September 30, 2020, CFI has paid Sponsor Support totaling $451,682.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Commitments and Contingencies

As of September 30, 2020 and December 31, 2019, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it.

Unfunded Portion of the East 12th Street Loan

$6,830,000 of the East 12th Street Loan was funded at closing. $1,660,000 of the East 12th Street Loan was withheld to be advanced to the extent the East 12th Street Property generates insufficient cash flow to fully cover payment of interest on the East 12th Street Loan. The remaining portion of the East 12th Street Loan, $500,000, was withheld to be advanced to pay for capital expenditure, broker commissions and tenant improvements associated with the East 12th Street Property as approved by RIT Lending. No interest will accrue on the unfunded amounts. Subsequent to the date the East 12th Street Loan was originated, as of September 30, 2020, the Company and CFI have advanced $1,459,417 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $200,583. As of September 30, 2020, the Company had advanced $235,263 for capital expenditures, reducing the amount withheld for capital expenditure, broker commissions and tenant improvements to $264,737. As of September 30, 2020, the total funded amount for the East 12th Street Loan was $8,524,680. See Note 3 for additional information.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Commercial mortgage loans, held for investment and Loan participations sold — The fair value is estimated by discounting the expected cash flows based on the market interest rates for similar loans to the Company’s Commercial mortgage loans, held for investment and Loan participations sold. The Company determined that the market interest rates as of September 30, 2020 for both the Delshah Loan and the East 12th Street Loan were greater than their contractual interest rates. As of September 30, 2020 and December 31, 2019, the estimated fair value of the Company’s Commercial mortgage loans, held for investment was $25,788,320 and $25,743,980 respectively. As of September 30, 2020 and December 31, 2019, the estimated fair value of the Company’s Loan participations sold was $12,040,693 and $14,970,000, respectively. The Company has not elected the fair value option to account for its Commercial mortgage loans, held for investment or Loan participations sold.

Other financial instruments — The Company considers the carrying value of its Cash and cash equivalents to approximate its fair value because of the short period of time between its origination and its expected realization as well as its highly-liquid nature. Due to the short-term maturity of this instrument, Level 1 inputs are utilized to estimate the fair value of Cash and cash equivalents.

The following table details the principal balance, carrying value, and fair value of the Company’s financial assets and liabilities as of September 30, 2020:

			Fair Value
	Principal Balance	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$1,312,555	$1,312,555	$1,312,555	$—	$—	$1,312,555
Commercial mortgage loans, held for investment	$26,524,680	$26,524,680	$—	$—	$25,788,320	$25,788,320

Liabilities
Loan participations sold	$12,370,000	$12,370,000	$—	$—	$12,040,693	$12,040,693

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

Note 10 – Subsequent Events

Status of the Offering

As of November 10, 2020, the Company had sold an aggregate of 781,042 shares of its common stock (consisting of 404,784 Class A shares, 205,503 Class T shares, and 170,755 Class I shares) in the Offering resulting in net proceeds of $18,031,406 to the Company as payment for such shares.

Distributions

On November 11, 2020, the board of directors authorized, and the Company declared, distributions for the period from November 15, 2020 to February 14, 2021, in an amount equal to $0.004602739 per day per share (or approximately $1.68 on an annual basis). Distributions will be payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

•	the Company’s ability to maintain the Company’s exemption from registration under the Investment Company Act;

•	general volatility in domestic and international capital markets and economies;

•	effect of regulatory actions, litigation and contractual claims against the Company and its affiliates, including the potential settlement and litigation of such claims;

•	the impact of any conflicts arising among the Company and CFI and its affiliates;

•	the adequacy of the Company’s cash reserves and working capital;

•	increases in interest rates;

•	the full extent of the impact and effects of the outbreak of coronavirus (COVID-19) on the future financial performance of the Company;

•	the timing of cash flows, if any, from the Company’s investments; and

•	other risks associated with investing in the Company’s targeted investments.

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

Overview

The Company is a Maryland corporation that has elected and qualified as a real estate investment trust (“REIT”), commencing with its 2019 tax year. The Company is externally managed by the Advisor, a Delaware limited liability company and wholly-owned subsidiary of the Company’s sponsor, CFI. The Company focuses on originating mortgage and mezzanine loans secured mainly by commercial real estate located primarily in the U.S., United Kingdom, and other European Countries. The Company may also invest in commercial real estate securities and properties. Commercial real estate investments may include mortgage loans, subordinated mortgage and non-mortgage interests, including preferred equity investments and mezzanine loans, and participations in such instruments. Commercial real estate securities may include CMBS, unsecured debt of publicly traded REITs, debt or equity securities of publicly traded real estate companies and structured notes.

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

On January 22, 2016, the Company was capitalized with a $200,001 investment by CFI. The Company’s Registration Statement for the Offering was declared effective by the SEC on May 2, 2018. As of June 28, 2018, the Company satisfied the Minimum Offering Requirement as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share. As of November 10, 2020, the Company had sold 398,329 Class A shares, 203,308 Class T shares, and 169,220 Class I shares of common stock in the Primary Offering, as well as 6,455 Class A shares, 2,195 Class T shares, and 1,535 Class I shares in the DRP for aggregate net proceeds of $18,031,406. On April 20, 2020, the Company’s board of directors authorized the extension of the term of the Offering until May 2, 2021.

The Company determines its NAV as of the end of each quarter. NAV, as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O Costs (as defined below), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. The board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less Sponsor Support (as defined below), up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company intends to publish any adjustment to the NAV and the corresponding adjustments to the offering prices of its shares ordinarily within 45 days after the end of the applicable fiscal quarter. As of September 30, 2020, the Company’s NAV was $22.87 per Class A share, $22.85 per Class T share and $22.87 per Class I share. Accordingly, effective November 19, 2020, the new offering price will be $24.07 per Class A share, $23.31 per Class T share and $22.87 per Class I share. For further discussion of the Company’s NAV calculation, please see “Net Asset Value”.

As of September 30, 2020, the Company had made the following investments (collectively, the “Investments”):

•

The Company originated, through RIT Lending, an $18 million fixed rate mezzanine loan (the “Delshah Loan”) to DS Brooklyn Portfolio Mezz LLC (the “Mezzanine Borrower”), an affiliate of Delshah Capital Limited (“Delshah”), for the acquisition of a 28-property multifamily portfolio by Delshah located in Brooklyn and Manhattan, NY (each a “Property” and collectively the “Portfolio”).

•

The Company also originated, through RIT Lending, an $8.99 million floating rate mezzanine loan (the “East 12th Street Loan”), to DS 531 E. 12th Mezz LLC (the “East 12th Street Mezzanine Borrower”), an affiliate of Delshah, for the acquisition of a multifamily property by Delshah located in Manhattan, NY (the “East 12th Street Property”). Approximately $6.83 million of the East 12th Street Loan was funded at closing. As of September 30, 2020, approximately $8.52 million of the East 12th Street Loan has been funded.

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

Operating Highlights

Third Quarter of 2020 Activity

•	Issued approximately 19,258 shares of common stock in the Offering for gross proceeds of approximately $0.45 million.

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

As of September 30, 2020, the Company and CFI had advanced $1,459,417 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $200,583. As of September 30, 2020, the Company had advanced $235,263 for capital expenditures, reducing the amount withheld for capital expenditure, broker commissions and tenant improvements to $264,737. As of September 30, 2020, the total funded amount for the East 12th Street Loan was $8,524,680.

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

As of September 30, 2020, the Company had repurchased participation interests in the Delshah Loan from CFI in the amount of $4,730,000, increasing the Company’s total interest to $5,630,000, which represents a 31.28% ownership interest in the Delshah Loan.

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

As of September 30, 2020, in accordance with the East 12th Street Loan Participation Agreement, the Company had repurchased participation interests in the East 12th Street Loan from CFI in the amount of $5,609,044, at a purchase price equivalent to the amount paid for the participation interests by CFI, increasing the Company’s total interest in the East 12th Street Loan to 100%.

In accordance with ASC 860, the sales of participation interests in the Investments do not qualify as sales under GAAP. As such, the Company presents the gross amount of the Investments as an asset and the loan participations sold as a liability on the consolidated balance sheet. The gross presentation of loan participations sold does not impact stockholders’ equity or net income.

Related Party Transactions

The Company has entered into agreements with the Advisor, the Dealer Manager and CFI and its affiliates, whereby the Company pays certain fees and reimbursements to these entities during the various phases of its organization and operation. During the organization and offering stage, these include payments to the Dealer Manager for selling commissions, the dealer manager fee, distribution fees, and payments to the Advisor for reimbursement of organization and offering costs. During the acquisition and operational stages, these include payments for certain services related to the management and performance of the Company’s investments and operations provided to the Company by the Advisor and its affiliates pursuant to various agreements the Company has entered into with these entities. In addition, CFI has provided Sponsor Support in connection with the Offering, which is subject to reimbursement under certain circumstances. See Note 6 — Related Party Transactions in the Notes to the consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q for additional information concerning the Company’s related party transactions and agreements.

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

For the three and nine months ended September 30, 2020, the Company earned net interest income of $382,768 and $1,070,471, respectively. For the three and nine months ended September 30, 2019, the Company earned net interest income of $256,878 and $619,256, respectively.

The increase of $125,890 and $451,215 for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, was due to additional repurchases of participation interests in the Investments.

General and Administrative Expenses

The Company’s general and administrative expenses consist primarily of operating expense reimbursements to the Advisor, as well as compensation to the Company’s independent board of directors relating to pro-rated annual compensation as well as attendance at board of directors’ meetings.

For the three and nine months ended September 30, 2020, the Company incurred general and administrative expenses of $24,615 and $79,580, respectively. For the three and nine months ended September 30 2019, the Company incurred general and administrative expenses of $54,462 and $92,301, respectively.

The decreases of $29,847 of $12,721, respectively, for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, was due to a decrease in the amount of operating expenses incurred by the Company during such periods. As of September 30, 2020, the Advisor has incurred, on behalf of the Company, a total of $4,265,059 in Unreimbursed Operating Expenses, including a total of $1,226,158 for the nine months ended September 30, 2020, for which the Advisor has not invoiced the Company for reimbursement.

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

For the three and nine months ended September 30, 2020, the Company incurred asset management fees of $41,543 and $112,521, respectively. For the three and nine months ended September 30, 2019, the Company incurred asset management fees of $26,859 and $67,067, respectively.

The increases of $14,684 and $45,454, respectively, for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, was due to the above mentioned change in the calculation of the asset management fee effective September 2019, basing the calculation on NAV as opposed to the cost of the Company’s investments.

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

•	unrealized gains (losses) from the consolidation from, or deconsolidation to, equity accounting;
•	adjustments related to contingent purchase price obligations; and
•	adjustments for consolidated and unconsolidated partnerships and joint ventures calculated to reflect MFFO on the same basis as above.

The following table presents a reconciliation of FFO to net income:

Nine Months Ended September 30, 2020
Net Income	$878,370
Adjustments:
None	—
Funds from Operations	$878,370

The following table presents a reconciliation of FFO to MFFO:

Nine Months Ended September 30, 2020
Funds from Operations	$878,370
Adjustments:
None	—
Modified Funds from Operations	$878,370

Net Asset Value

On November 11, 2020, the Company’s board of directors approved an estimated net asset value (“NAV”) as of September 30, 2020 of $22.87 per share for Class A and I, and $22.85 for Class T shares of common stock. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

In performing the calculation of the estimated NAV per share, Stanger observed that the Company had originated two loans as of September 30, 2020, and that the Company’s NAV was comprised of cash and equivalents plus its interests in the Delshah Loan and the East 12th Street Loan, amounts due from related party and stock subscriptions receivable, less accrued expenses, distributions payable, the liquidation value of the preferred stock and due to related party (excluding amounts owed to the Advisor for reimbursement of O&O Costs less the current accrued O&O Costs liability), as identified on the Company’s balance sheet. Stanger also considered any other amounts due to the Advisor or affiliates for repayment of Sponsor Support or amounts due to the Special Unit Holder in certain circumstances, including liquidation of the Company, for which no amounts were due as of September 30, 2020. There can be no assurance that a stockholder would realize $22.87 per share of Class A and I common stock or $22.85 per share of Class T common stock if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s September 30, 2020 NAV does not consider fees or expenses that may be incurred in connection with a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs, and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Advisory Agreement, and, as discussed in “Note 8 – Commitments and Contingencies” above, the full extent of the impact and effects of COVID-19 on the future financial performance of the Company, as a whole, and, specifically, on its loan investments and underlying borrowers and their real estate property holdings are uncertain at this time. Due to COVID-19, as of September 30, 2020, there was a limited market, relative to pre-COVID-19 levels, for loan investments like those held by the Company. Therefore, there can be no assurance that the estimated market value of the loan investments included in the NAV would materially equal the gross amount realized if such loan investments were sold by the Company at September 30, 2020. The Company believes that the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternatives Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The purchase price per share for each class of the Company’s common stock will generally equal the prior quarter’s NAV per share, as determined quarterly, plus applicable selling commissions and dealer manager fees. The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

Delshah Loan and East 12th Street Loan

In accordance with the Company’s valuation procedures, the Delshah Loan and the East 12th Street Loan (individually a “Loan Investment” and collectively the “Loan Investments”) were included in the determination of NAV at their estimated fair market value as of September 30, 2020, as determined by Stanger, as adjusted to reflect the Company’s interests in the Loan Investments, respectively, as of September 30, 2020. The Loan Investments estimated value was based upon taking, for each Loan Investment, the loan payments over the remaining anticipated term and discounting such payments to present value at a discount rate range equal to the current estimated market interest rate on financing similar to the applicable Loan Investments. To provide their opinion of value of the Loan Investments, Stanger first reviewed the terms of each of the Loan Investments as contained in the loan documents. Stanger then reviewed mezzanine loan market terms at or around September 30, 2020 to ascertain current market interest rate levels for loans similar to the Loan Investments. This review was conducted by (i) interviews of participants in the mezzanine / preferred equity market, (ii) reviewing recent mezzanine loan transactions, as available, and (iii) reviewing published surveys available at or around September 30, 2020. Based on Stanger’s reviews above and taking into consideration the Loan Investments’ unique factors, including, but not limited to, loan-to-value (based primarily on the most-recent appraised value of the collateral properties, subsequent capital investment into the collateral properties and current asking prices for the for sale condominium units for the East 12th Street collateral property), debt service coverage/debt yield and debt service reserve levels and funding requirements, collateral property, attributes such as property type and location, financial information pertaining to the borrower and/or guarantor, prepayment terms, and loan origination date, maturity date and extension terms, a market interest rate range was determined for each Loan Investment to utilize in the determination of the fair market value of the Loan Investments.

The following table provides a breakdown of the major components of the Company’s NAV:

Components of NAV	September 30, 2020
Cash and cash equivalents	$1,312,555
Commercial mortgage loans, held for investment(1)	13,747,627
Due from related party	41,863
Accrued interest receivable	177,426
Stock subscriptions receivable	5,580
Accounts payable and accrued expenses	(41,545)
Distributions payable	(91,227)
Due to related party(2)	(127,507)
Distribution fee payable the following month(3)	(1,305)
Accrued interest payable	(65,660)
Non-controlling interests in subsidiaries	(125,000)
Sponsor promote / Support repayment	—
Net Asset Value	$14,832,807
Number of outstanding shares	648,739
Note:	(1) Reflects the Company’s interest in the Loan Investments.

(2) Excluding $91,951 due to the Advisor for reimbursement of O&O Costs ($96,791 less the current liability due of $4,840) pursuant to the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus.

(3) Distribution fee only relates to Class T shares.

NAV Per Share	Class A Shares	Class T Shares	Class I Shares	Total
Total Gross Assets at Fair Value	$9,536,597	$1,729,908	$4,018,546	$15,285,051
Due to related party	(79,554)	(15,736)	(33,522)	(128,812)
Other liabilities	(123,805)	(22,458)	(52,169)	(198,432)
Non-controlling interests in subsidiaries	(77,990)	(14,147)	(32,863)	(125,000)
Quarterly NAV	$9,255,248	$1,677,567	$3,899,992	$14,832,807
Number of outstanding shares	404,759	73,422	170,558	648,739
NAV per share	$22.87	$22.85	$22.87

The following table reconciles stockholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders' Equity to NAV	September 30, 2020
Stockholders' equity under U.S. GAAP	$15,220,572
Adjustments:
Fair value adjustment of commercial mortgage loans, held for investment	(407,053)
Organization and offering costs	91,950
Accrued distribution fee	52,338
Non-controlling interests in subsidiaries	(125,000)
NAV	$14,832,807

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

Organization and offering costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was June 28, 2019 (the “Escrow Break Anniversary”). Such costs are being reimbursed to the Advisor, ratably, by the Company, over 36 months beginning on June 29, 2019, subject to the 1% Cap. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but it is not required to do so. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs ratably over a 36-month period; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap, as of such payment date. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period. As of September 30, 2020, the Advisor has continued to pay all O&O Costs on behalf of the Company. Under U.S. GAAP, the Company's reimbursement liability pertaining to the O&O costs is included with due to related party in the Company's consolidated balance sheet. For NAV, such costs will be recognized as a reduction in NAV as they are reimbursed.

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

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to the Company’s September 30, 2020 NAV for the changes in the effective contractual interest rates for the Delshah Loan and East 12th Street Loan, respectively:

Sensitivity Analysis	Range of NAV (Class A & I)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$22.65	$22.87	$23.08	$22.63	$22.85	$23.06
Estimated Market Interest Rate - Delshah Loan	10.76%	10.25%	9.74%	10.76%	10.25%	9.74%
Estimated Market Interest Rate - East 12th Street Loan	15.28%	14.55%	13.82%	15.28%	14.55%	13.82%

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

If the Company is unable to raise substantial funds in the Offering, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a REIT and as a public company, regardless of whether it is able to raise substantial funds in the Offering. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of September 30, 2020, the Company has raised net proceeds of $14,988,951 in the Offering.

The Company expects to use debt financing as a source of capital. The Company’s charter limits the Company from incurring debt if the Company’s borrowings exceed 300% of the cost of the Company’s net assets, which is estimated to approximate 75% of the cost of its tangible assets (before deducting depreciation or other non-cash reserves), though the Company may exceed this limit under certain circumstances. Once the Company has fully deployed the proceeds of the Offering, the Company expects its debt financing and other liabilities may likely be approximately 50% of the cost of its tangible assets (before adjusting for depreciation or other non-cash reserves), although it may exceed this level during the offering stage. As of September 30, 2020, the Company’s debt to tangible assets ratio was 3.0%.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Nine Months Ended September 30, 2020
Cash flows from operating activities	$849,392
Cash flows from investing activities	(3,380,700)
Cash flows from financing activities	2,938,505
Increase in cash and cash equivalents	$407,197

Operating Activities

During the nine months ended September 30, 2020, net cash provided by operating activities was $849,392, compared to net cash provided by operating activities of $422,568 during the nine months ended September 30, 2019. The change was primarily due to an increase in net income of $418,482 as well as an increase in working capital accounts of $8,342.

Investing Activities

During the nine months ended September 30, 2020, cash used in investing activities was $3,380,700, compared to $6,088,003 during the nine months ended September 30, 2019. The change was due to a decrease in repurchases of loan participation interest, offset by an increase in fundings of the Investments.

Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $2,938,505, compared to $6,170,998 during the nine months ended September 30, 2019. The change was primarily due to a decrease in proceeds received from the Offering, an increase in distributions made, an increase in payments from redemptions of common stock, and an increase in preferred stock dividends for the stockholders of RIT REIT Sub I, offset by acquired non-controlling interests.

Distributions

The Company’s board of directors authorized, and the Company declared, distributions through August 14, 2019 in an amount equal to $0.004357260, for the period August 15, 2019 through November 14, 2019 in an amount equal to $0.004493151, and for the period November 15, 2019 through February 14, 2021 in an amount equal to $0.004602739, per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

Under the terms of the Distribution Support Agreement, if the cash distributions the Company pays for any calendar quarter exceed the Company’s MFFO for such quarter, CFI will purchase Class I shares following the end of such calendar quarter for a purchase price equal to the amount by which the distributions paid on such shares exceed the MFFO for such quarter up to $5 million (including the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). In such instance, the Company may be paying distributions from proceeds of the shares purchased by CFI or its affiliates, not from cash flow from operations. Class I shares purchased by CFI pursuant to the Distribution Support Agreement will be eligible to receive all distributions payable by the Company with respect to Class I shares. Other than the shares purchased to satisfy the Minimum Offering Requirement, as of September 30, 2020, CFI has not purchased any Class I shares pursuant to the Distribution Support Agreement.

The following tables summarize our distributions declared during the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$147,925	55%	$537,403	72%
Payable	87,393	33%	87,393	12%
Reinvested in shares	31,075	12%	115,423	16%
Total distributions	$266,393	100%	$740,219	100%

Sources of Distributions:	Amount	Percent	Amount	Percent
Operating cash flows	$266,393	100%	$740,219	100%
Offering proceeds pursuant to Distribution Support Agreement	—	0%	—	0%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$266,393	100%	$740,219	100%

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$90,850	56%	$294,683	76%
Payable	57,713	36%	57,713	15%
Reinvested in shares	12,516	8%	36,204	9%
Total distributions	$161,079	100%	$388,600	100%

Sources of Distributions:
Operating cash flows	$161,079	100%	$388,600	100%
Offering proceeds pursuant to Distribution Support Agreement	—	0%	—	0%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$161,079	100%	$388,600	100%

During the three and nine months ended September 30, 2020, the Company declared $266,393 and $740,219 of distributions to its shareholders, respectively, $87,393 of which was unpaid at September 30, 2020, compared to the Company’s total aggregate MFFO of $316,610 and $878,370, respectively, and the Company’s total aggregate net income of $316,610 and $878,370, respectively, for such periods.

During the three and nine months ended September 30, 2019, the Company declared $161,709 and $388,600 of distributions to its shareholders, respectively, $57,713 of which was unpaid at September 30, 2019, compared to the Company’s total aggregate MFFO of $175,557 and $459,888, respectively, and the Company’s total aggregate net income of $175,557 and $459,888, respectively, for such periods.

Election as a REIT

The Company has elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its 2019 tax year. The Company intends to operate in such a manner as to qualify for taxation as a REIT under the Code, but no assurance can be given that the Company will operate in a manner so as to qualify or remain qualified for taxation as a REIT. In order to qualify and continue to qualify for taxation as a REIT, the Company must distribute annually at least 90% of the Company’s REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, as well as federal income and excise taxes on its undistributed income.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

As of September 30, 2020, the Company does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Subsequent Events

Status of the Offering

As of November 10, 2020, the Company had sold an aggregate of 781,042 shares of its common stock (consisting of 404,784 Class A shares, 205,503 Class T shares, and 170,755 Class I shares) in the Offering resulting in net proceeds of $18,031,406 to the Company as payment for such shares.

Distributions

On November 11, 2020, the board of directors authorized, and the Company declared, distributions for the period from November 15, 2020 to February 14, 2021, in an amount equal to $0.004602739 per day per share (or approximately $1.68 on an annual basis). Distributions will be payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure will be interest rate risk with respect to its indebtedness, credit risk and market risk with respect to use of derivative financial instruments for hedging purposes and foreign currency risk relating to investments made outside of the United States. As of September 30, 2020, the Company had no borrowings and has not used any derivative financial instruments.

Interest Rate Risk

As of September 30, 2020, the Company had originated a floating rate commercial mortgage loan, held for investment in the amount of $8,990,000, the East 12th Street Loan, which is exposed to interest rate changes in LIBOR. The loan is subject to an interest rate floor to mitigate some of the negative impact interest rates would have on the Company’s consolidated financial statements. As of September 30, 2020, the increase in LIBOR has had a positive effect on the Company’s net income.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2020, the Company was not involved in any material legal proceedings.

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

Pursuant to the Distribution Support Agreement, in certain circumstances where our cash distributions exceed MFFO, our sponsor will purchase up to $5.0 million of Class I shares (including the $2.0 million of shares purchased by CFI to satisfy the Minimum Offering Requirement) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to you. The sale of these shares will result in the dilution of the ownership interests of our public stockholders. Other than the shares purchased to satisfy our Minimum Offering Requirement, as of September 30, 2020, our sponsor has not purchased any Class I shares pursuant to our Distribution Support Agreement. Upon termination or expiration of the Distribution Support Agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments, we may have to reduce our distribution rate, our net asset value may be negatively impacted and your overall return may be reduced. As of September 30, 2020, we have declared distributions of $1,378,667, of which 4% were paid using proceeds from the Offering.

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

The Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become our obligations. Without these provisions in the Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of ours, which, in turn, would likely have a negative effect on our NAV per share. The Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% limitation. The incurrence of previously unbilled operating expenses will likely have a negative effect on our NAV per share. As of September 30, 2020, the Advisor has incurred, on our behalf, a total of $4,265,059 in Unreimbursed Operating Expenses, including a total of $4,156,575 for which the Advisor has not invoiced us for reimbursement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.

Unregistered Sales of Equity Securities

During the nine months ended September 30, 2020, the Company did not complete any sales of unregistered securities.

Use of Proceeds

On May 2, 2018, the Company’s Registration Statement on Form S-11 (Form No. 333-221814), was declared effective by the SEC. On June 28, 2018, the Company satisfied the Minimum Offering Requirement as a result of CFI’s purchase of $2.0 million in Class I shares. As of September 30, 2020, the Company’s NAV was $22.87 per Class A share, $22.85 per Class T share and $22.87 per class I share, plus applicable selling commissions and dealer manager fees. Effective November 19, 2020, the new offering price will be $24.07 per Class A Share, $23.31 per Class T Share and $22.87 per Class I Share.

For the period from the commencement of the Offering through September 30, 2020, the Company issued 640,559 shares of common stock generating total gross proceeds of $15,419,863 in the Offering.

During the period from the commencement of the Offering through September 30, 2020, the Company also incurred $362,902 in selling commissions net of Sponsor Support, and incurred $68,010 of distribution fees, in connection with the issuance and distribution of its registered securities.

The net proceeds received from the Offering, after deducting the total expenses incurred as described above, were $14,988,951.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.8

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

The following materials from Rodin Income Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2020 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Dated: November 12, 2020