Form 10-K
period 2020-12-31
RODIN INCOME TRUST, INC.
filed 2021-03-26
CIK 1664780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its annual report. Yes ☐ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 23, 2021, the registrant had 418,146 Class A shares, 175,633 Class I shares, and 211,202 Class T shares of $0.01 par value common stock outstanding.

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

•	the Company’s ability to maintain the Company’s exemption from registration under the Investment Company Act;
•	general volatility in domestic and international capital markets and economies;
•	effect of regulatory actions, litigation and contractual claims against the Company and its affiliates, including the potential settlement and litigation of such claims;
•	the impact of any conflicts arising among the Company and CFI and its affiliates;
•	the adequacy of the Company’s cash reserves and working capital;
•	increases in interest rates;
•	the full extent of the impact and effects of the recent outbreak of coronavirus (COVID-19) on the future financial performance of the Company and its borrowers;
•	the timing of cash flows, if any, from the Company’s investments; and
•	other risks associated with investing in the Company’s targeted investments.

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

The Company is a Maryland corporation that has elected and qualified as a real estate investment trust (“REIT”), commencing with its 2019 tax year. The Company is externally managed by the Advisor, a Delaware limited liability company and wholly-owned subsidiary of the Company’s sponsor, CFI. The Company intends to focus on originating mortgage and mezzanine loans secured mainly by commercial real estate located primarily in the U.S., United Kingdom, and other European Countries. The Company may also invest in commercial real estate securities and properties. Commercial real estate investments may include mortgage loans, subordinated mortgage and non-mortgage interests, including preferred equity investments and mezzanine loans, and participations in such instruments. Commercial real estate securities may include commercial mortgage-backed securities (“CMBS”), unsecured debt of publicly traded REITs, debt or equity securities of publicly traded real estate companies and structured notes.

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

The Company has registered with the SEC an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”).

On January 22, 2016, the Company was capitalized with a $200,001 investment by CFI. The Company’s Registration Statement was declared effective by the SEC on May 2, 2018. On June 28, 2018, the Company satisfied the minimum offering requirement for the Offering (the “Minimum Offering Requirement”) as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share. As of March 23, 2021, the Company had sold 409,966 Class A shares, 211,202 Class T shares, and 175,633 Class I shares of common stock in the Primary Offering, as well as 8,372 Class A shares, 2,904 Class T shares, and 2,040 Class I shares in the DRP for aggregate net proceeds of $18,387,236. On April 20, 2020, the Company’s board of directors authorized the extension of the term of the Offering until May 2, 2021.

The Company determines its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any organization and offering (“O&O”) expenses paid by the Advisor on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. The board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less the portion of selling commissions and all of the dealer manager fees paid by CFI (“Sponsor Support”), up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company intends to publish any adjustment to the NAV and the corresponding adjustments to the offering prices of its shares ordinarily within 45 days after the end of the applicable fiscal quarter. As of December 31, 2020, the Company’s NAV was $23.09 per Class A share, $23.07 per Class T share and $23.09 per Class I share. Effective February 15, 2021, the new offering price was $24.31 per Class A share, $23.54 per Class T share and $23.09 per Class I share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

As of December 31, 2020, the Company had made the following investments (collectively, the “Investments”):

•

The Company originated, through RIT Lending, an $18 million fixed rate mezzanine loan (the “Delshah Loan”) to DS Brooklyn Portfolio Mezz LLC (the “Mezzanine Borrower”), an affiliate of Delshah Capital Limited (“Delshah”), for the acquisition of a 28-property multifamily portfolio by Delshah located in Brooklyn and Manhattan, NY (each a “Property” and collectively the “Portfolio”). Subsequent to the initial origination, an affiliate of Delshah paid down the original balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the Delshah Loan) converted from the mezzanine loan to a preferred equity interest (the “Delshah Preferred Equity Interest”) in DS Brooklyn Portfolio Holdings LLC, the sole owner of the Mezzanine Borrower.

•

The Company also originated, through RIT Lending, an $8.99 million floating-rate mezzanine loan (the “East 12th Street Loan”), to DS 531 E. 12th Mezz LLC (the “East 12th Street Mezzanine Borrower”), an affiliate of Delshah, for the acquisition of a multifamily property by Delshah located in Manhattan, NY (the “East 12th Street Property”). Approximately $6.83 million of the East 12th Street Loan was funded at closing. As of December 31, 2020, approximately $8.52 million of the East 12th Street Loan has been funded.

The Company has no direct employees and has retained the Advisor to manage its affairs on a day-to-day basis. The Advisor’s responsibilities include, but are not limited to, providing real estate-related services, including services related to originating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. The Advisor is a wholly owned subsidiary of CFI and therefore, the Advisor and CFI are related parties. The Advisor and its affiliates receive, as applicable, compensation, fees and expense reimbursements for services related to the investment and management of the Company’s assets. Such affiliated entities receive fees, expense reimbursements, distributions (related to ownership of the Company’s common stock) as well as other compensation during the offering, acquisition, operational and liquidation stages.

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

The Advisor is an indirect subsidiary of Cantor Fitzgerald, L.P. (“Cantor”) and is organized to provide asset management and other services to us. Cantor controls Cantor Commercial Real Estate (“CCRE”), BGC Partners, Inc. (“BGC”), Newmark Group, Inc. (“Newmark”), Berkeley Point Financial LLC (“Berkeley Point”), and a number of other financial services businesses, including our dealer manager, Cantor Fitzgerald & Co. (the “Dealer Manager”), and sponsors another non-traded REIT, Cantor Fitzgerald Income Trust, Inc. (“CFIT), formerly known as Rodin Global Property Trust, Inc. (collectively, the “Cantor Companies”).

We rely on the investment professionals of our Advisor and certain of its affiliates to identify suitable investment opportunities for our Company. Our investment strategy may overlap with some of the strategies of other Cantor Companies. CCRE is primarily in the business of originating and securitizing whole mortgage loans secured by commercial real estate. Newmark does not currently acquire properties or interests in real estate properties, however, through Berkeley Point, it originates multifamily loans distributed through the GSE programs of Fannie Mae and Freddie Mac, as well as through HUD programs. In addition, in the course of Newmark’s business, it may generate fees from the referral of loan opportunities to third parties. The persons comprising CCRE’s and Newmark’s day to day management are different than our investment professionals. However, both lines of business are affiliates and are under common control by Cantor with our sponsor. Our sponsor also is the sponsor of CFIT, a non-traded REIT formed to invest in and manage a diversified portfolio of stabilized income-producing real-estate and debt secured by commercial real estate located primarily in the United States. No Cantor Company is restricted from competing with our business, whether by originating or acquiring loans that might be suitable for origination or acquisition by us, or by referring investment opportunities to third parties in exchange for fees. In addition, no Cantor Company is required to refer such opportunities to us. Investment opportunities sourced by the investment professionals of any Cantor Company not controlled by our sponsor, to the extent not pursued by such company, will be allocated by such company in its sole discretion. The investment professionals responsible for sourcing investments for the sponsor are generally different than the investment professionals responsible for sourcing investments for other Cantor Companies, and to the extent there is overlap, such investment professionals will first present suitable opportunities to our sponsor.

Item 1A. Risk Factors.

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, the following:

•	The Company may not be to successfully raise capital in the Offering.
•

The Company is dependent on the resources and personnel of the Advisor, CFI and their affiliates, including the Advisor’s ability to source and close on attractive investment opportunities on the Company’s behalf.

•	The performance of the Advisor and CFI may affect the Company’s performance.
•	The Company may not be able to deploy capital quickly and successfully and achieve a diversified portfolio consistent with target asset classes.
•	The Company may not have access to financing for its investments.
•

The Company may not be able to make distributions to its stockholders and may make distributions from sources other than cash flow from operations. If the Company pays distributions from sources other than cash flows from operations, it will have less funds available for investment, the overall return to the Company’s stockholders may be reduced and subsequent investors will experience dilution.

•	There is a lack of a public trading market for the Company’s shares.
•	The Company’s operating results will be affected by the impact of economic conditions on the borrowers, tenants and others who the Company depends on to make payments to it.
•	The Advisor may not be able to attract and retain sufficient personnel to support growth and operations;
•	The Company has limited operating history.
•	The Company’s operating results may be affected by the difficulties in economic conditions generally and the real estate, debt, and securities markets specifically.
•	The Company may make changes in its business or investment strategy without stockholder approval.

•	The Company’s results of operation may be affected by environmental compliance costs and liabilities.
•	The Advisor’s due diligence may fail to identify all relevant facts in the Company’s underwriting process or otherwise.
•

The Company’s performance will be subject to the impact of market and other conditions influencing the availability of equity versus debt investments and performance of the Company’s investments relative to its expectations and the impact on the actual return on invested equity, as well as the cash provided by these investments.

•	The Company’s results of operations may be affected by borrower, tenant and other third party defaults and bankruptcies.
•	The Company is subject to competition in the investments it makes.
•	The Company’s performance is subject to the risks associated with using debt to fund the Company’s business activities, including re-financing and interest rate risks.
•	The investments in the Company’s portfolio are illiquid.
•	The Company’s risk management systems may not be effective.
•

The Company’s business is subject to information technology risks, including capacity constraints, failures, or disruptions in the Company’s systems or those of parties with which the Company interacts, including cybersecurity risks and incidents, privacy risk and exposure to potential liability and regulatory focus.

•	The Company may not be able to realize current and expected returns over the life of its investments.
•	The Company may not be able to maintain effective internal controls.
•	The Company’s business may be affected by regulatory requirements with respect to the Company’s business, as well as the related cost of compliance.
•	The Company may fail to qualify or maintain its qualification as a REIT for U.S. federal income tax purposes and is subject to limitations imposed on the Company’s business by its status as a REIT.
•	The current outbreak of the novel coronavirus, or COVID-19, could adversely impact or cause disruption to the Company’s financial condition and results of operations.
•

The Company’s business may be affected by changes in laws or regulations governing various aspects of the Company’s business and non-traded REITs generally, including, but not limited to, changes implemented by the Department of Labor, the SEC, or FINRA and changes to laws governing the taxation of REITs.

•	The Company may not be able to maintain its exemption from registration under the Investment Company Act.
•	The Company’s performance may be affected by general volatility in domestic and international capital markets and economies.
•

The Company’s performance may be affected by regulatory actions, litigation and contractual claims against the Company and its affiliates, including the potential settlement and litigation of such claims.

•	There may be conflicts of interests arising among the Company and CFI and its affiliates.
•	The Company’s cash reserves and working capital may not be adequate.
•	The Company’s performance may be affected by increases in interest rates.
•	The Company’s operating performance may be affected by timing of cash flows, if any, from the Company’s investments.
•	The Company’s performance is subject to other risks associated with investing in the Company’s targeted investments.

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

The value of each property is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. Many expenditures associated with properties (such as operating expenses and capital expenditure) cannot be reduced when there is a reduction in income from the properties. These factors may have a material adverse effect on the ability of our borrowers to pay their loans and our tenants to pay their rent, as well as on the value that we can realize from other real estate-type interests we originate, own or acquire.

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

Our business and operations are dependent on the commercial real estate industry generally, which in turn is dependent upon broad economic conditions in the United States and abroad. A worsening of economic conditions would likely have a negative impact on the commercial real estate industry generally and on our business and operations specifically. Additionally, disruptions in the global economy, whether as a result of recent economic conditions in China and the Euro-zone, ongoing epidemics of infectious disease (including COVID-19), regional conflict or otherwise, may also have a negative impact on the commercial real estate market domestically. Adverse conditions in the commercial real estate industry could harm our business and financial condition by, among other factors, reducing the value of our existing assets, limiting our access to debt and equity capital, harming our ability to originate new commercial real estate debt and otherwise negatively impacting our operations.

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

Most of the states, including among others, the state of New York (where the properties underlying our three investments are located), have also reacted by instituting quarantines, restrictions on travel, "shelter in place" rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. Although some of the restrictions have been recently lifted in certain states and counties, a number of the restrictions remain in place across jurisdictions and additional restrictions may be continued to be imposed or re-imposed in the future.

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

Commercial real estate loans are secured by commercial real estate and are subject to risks of delinquency, foreclosure, loss and bankruptcy of the borrower, all of which are and will continue to be prevalent if the overall economic environment does not continue to improve. The ability of a borrower to repay a loan secured by commercial real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower’s business plan, the borrower’s ability to repay the loan may be impaired. Net operating income of a property can be affected by each of the following factors, among other things:

•	macroeconomic and local economic conditions;
•	tenant mix;
•	success of tenant businesses;
•	property location and condition;
•	property operating costs, including insurance premiums, real estate taxes and maintenance costs;
•	competition from comparable types of properties;
•	effects on a particular industry applicable to the property, such as hotel vacancy rates;
•	changes in governmental rules, regulations and fiscal policies, including environmental legislation;
•	changes in laws that increase operating expenses or limit rents that may be charged;
•	changes in tax laws;
•	any need to address environmental contamination at the property;
•	the occurrence of any uninsured casualty at the property;
•	changes in national, regional or local economic conditions and/or specific industry segments;
•	declines in regional or local real estate values;
•	branding, marketing and operational strategies;
•	declines in regional or local rental or occupancy rates;
•	increases in interest rates;
•	real estate tax rates and other operating expenses;
•	acts of God;
•	social unrest and civil disturbances;
•	ongoing epidemics of infectious disease (including COVID-19);
•	terrorism; and
•	increases in costs associated with renovation and/or construction.

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

Political changes may affect the real estate debt markets.

The current regulatory environment in the United States may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The current U.S. President has a legislative agenda that includes certain deregulatory measures for the U.S. financial services industry, including changes to the Volcker Rule, capital and risk retention requirements, the Financial Stability Oversight Council’s authority and other aspects of the Dodd-Frank Act. The U.S. Department of the Treasury has issued a series of recommendations in several reports for streamlining banking regulation and changing key features of the Dodd-Frank Act and other measures taken by regulators following the 2008 financial crisis.

The outcome of the congressional and other elections creates uncertainty with respect to legal, tax and regulatory regimes in which the Company and the Company’s investments, as well as the Advisor and its affiliates, will operate. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the investment management industry, tax law, immigration policy and/or government entitlement programs could have a material adverse impact on the Company and the Company’s investments.

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

Some of the properties we may acquire in foreclosure proceedings may face competition from newer, more updated properties. In addition, the overall condition of these properties may have been neglected prior to the time we would foreclose on them. In order to remain competitive, increase occupancy at these properties and/or make them more attractive to potential tenants and purchasers, we may have to make significant capital improvements and/or incur deferred maintenance costs with respect to these properties. Also, if we acquire properties through foreclosure, we will be responsible for property taxes and other expenses which will require more capital resources than if we held a secured interest in these properties. To the extent we have to make significant capital expenditure with respect to these properties, we will have less cash available to fund distributions and investor returns may be reduced.

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

Certain of our investments may be secured by a single property or properties in one geographic location or asset class. Additionally, properties that we may acquire may be concentrated in a geographic location or in a particular asset class. These investments carry the risks associated with significant geographical or industry concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain geographic areas or industries and we may experience losses as a result. A worsening of economic conditions, a natural disaster or civil disruptions in a geographic area in which our investments may be concentrated or economic upheaval with respect to a particular asset class, could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of borrowers to pay financed amounts and impairing the value of our collateral or the properties we may acquire. As of December 31, 2020, 100% of our investments were secured by properties in New York City.

We have no established investment criteria limiting the size of each investment we make in commercial real estate debt, real estate related equity and securities investments. If we have an investment that represents a material percentage of our assets and that investment experiences a loss, the value of your investment in us could be significantly diminished.

We are not limited in the size of any single investment we may make and certain of our commercial real estate debt, select equity and securities investments may represent a significant percentage of our assets. We may be unable to raise significant capital and invest in a diverse portfolio of assets which would increase our asset concentration risk. Any such investment may carry the risk associated with a significant asset concentration. Should any investment representing a material percentage of our assets, experience a loss on all or a portion of the investment, we could experience a material adverse effect, which would result in the value of your investment in us being diminished. As of December 31, 2020, we have only made three investments.

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

Although we expect that once we have fully invested the proceeds of the Offering, our debt financing and other liabilities will be 50% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), our debt financing and other liabilities may exceed this level during our offering stage. Our charter limits our total liabilities to 300% of the cost of our net assets, which we expect to approximate 75% of the cost of our tangible assets (before deducting depreciation, reserves for bad debt or other non-cash reserves), however, we may exceed this limit with the approval of the independent directors of our board of directors. As of December 31, 2020, the Company had no borrowings.

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

We may compete with other Cantor Companies for investment opportunities for the Company, which could negatively impact our ability to locate suitable investments.

Our investment strategy may overlap with some of the strategies of other Cantor Companies. CCRE is primarily in the business of originating and securitizing whole mortgage loans secured by commercial real estate and Berkeley Point is a leading multifamily capital solutions provider, which is engaged in the origination, funding, sale and servicing of multi-family mortgage loans within the United States and participates in a number of loan origination, sale and servicing programs operated by government sponsored entities. Opportunities to originate or acquire such loans by CCRE or Berkeley Point may be competitive with some of our potential investments. Although Newmark does not currently acquire properties or interests in real estate properties or originate or acquire loans, in the course of Newmark’s business, it may generate fees from the referral of such loan opportunities to third parties. Members of CCRE’s and Newmark’s day to day management teams are generally different than our investment professionals. However, both lines of business are under common control with us. CCRE and Newmark and their respective subsidiaries are not restricted from competing with our business, whether by originating or acquiring loans that might be suitable for origination or acquisition by us, or by referring loan opportunities to third parties in exchange for fees. CCRE and Newmark are not required to refer any such opportunities to us. Our sponsor also is the sponsor of CFIT, a non-traded REIT formed to invest in and manage a diversified portfolio of stabilized income-producing commercial real-estate and debt secured by commercial real estate located primarily in the United States. Our Advisor and its affiliates face conflicts of interest relating to performing services on our behalf and allocating investment opportunities to us, and such conflicts may not be resolved in our favor, meaning we could acquire less attractive assets, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.

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

We rely on our Advisor and the real estate and debt finance professionals our Advisor has assembled, including Messrs. Lutnick and Griffin, for the day-to-day operation of our business. Messrs. Lutnick and Griffin are also executive officers or managers of certain other Cantor Companies and affiliates. As a result of their interests in other Cantor Companies and affiliates, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, Messrs. Lutnick and Griffin will face conflicts of interest in allocating their time among us, our Advisor and its affiliates, other Cantor Companies as well as other business activities in which they are involved. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are desirable. As a result, the returns on our investments, and the value of our stockholders’ investment, may decline.

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

Our Dealer Manager may also act as the dealer manager for the public and private offerings of other programs sponsored by our sponsor, other Cantor Companies or unaffiliated sponsors. For example, our Dealer Manager also is the dealer manager for the public offering of CFIT, a non-traded REIT sponsored by our sponsor formed to invest in and manage a diversified portfolio of stabilized income-producing commercial real-estate and debt secured by commercial real estate located primarily in the United States. In addition, future programs sponsored by our sponsor, other Cantor Companies or unaffiliated sponsors may seek to raise capital through public offerings conducted concurrently with the Offering. As a result, our Dealer Manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Our sponsor will generally seek to avoid simultaneous offerings by programs that have a substantially similar mix of investment characteristics, including targeted investment types and strategies. Nevertheless, there may be periods during which one or more programs sponsored by our sponsor will be raising capital and may compete with us for investment capital. Such conflicts may not be resolved in our favor and investors will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.

Risks Related to Investment in our Common Stock

We have limited operating history which makes our future performance difficult to predict.

We have limited operating history. As of December 31, 2020, we have only made three investments and have very limited assets. Moreover, if our capital resources are insufficient to support our operations, we will not be successful.

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

Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceed MFFO, our sponsor will purchase up to $5.0 million of Class I shares (including shares our sponsor purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to our stockholders. The sale of these shares will result in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of the distribution support agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments, we may have to reduce our distribution rate, our net asset value may be negatively impacted and our stockholders overall return may be reduced. For the year ended December 31, 2020, 100% of our distributions came from cash flow from operations.

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

The valuation methodologies used to value our investment assets and liabilities involve subjective judgments regarding such factors as interest rate levels for commercial real estate debt similar to our commercial real estate debt investments and real-estate related liabilities and, to the extent we invest directly in properties, rental revenue and operating expense data, capitalization or discount rates, and projections of future rent and expenses based on appropriate analysis. In addition, the valuation of our real-estate securities will be based, in part, on subjective judgments concerning dividend yields or earnings multiples for similar securities. As a result, valuations and appraisals of our commercial real estate debt investments, properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the Independent Valuation Firm and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of our investments and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. Our NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, or the price we paid to repurchase shares of our common stock to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price our investors will pay for Class A shares, Class T shares or Class I shares, and the price at which their shares may be repurchased by us pursuant to our share repurchase program, will be based on our estimated NAV per share, our investors may pay more than realizable value or receive less than realizable value for their investment.

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

The Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become our obligations. Without these provisions in the Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of ours, which, in turn, would likely have a negative effect on our NAV per share. The Advisory Agreement provides that the Advisor will not invoice us for any reimbursement if the impact of such would result in the incurrence of an obligation in an amount that would result in our NAV per share for any class of shares to be less than $25.00. We may, however, incur and record an obligation to reimburse the Advisor, even if it would result in our NAV per share for any class of shares for such quarter to be less than $25.00, if our board of directors determines that the reasons for the decrease of our NAV per share below $25.00 were unrelated to our obligation to reimburse the Advisor for operating expenses. The Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% limitation described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions – Fees and Expenses – Other Operating Expenses” below. The incurrence of previously unbilled operating expenses will likely have a negative effect on our NAV per share. As of December 31, 2020, the Advisor has incurred $4,050,170 of Unreimbursed Operating Expenses (as defined below), including $3,941,685 of Unreimbursed Operating Expenses that have not been invoiced to us.

The offering prices will change on a quarterly basis and investors will purchase shares at the offering price that is effective at the time their completed subscription agreement is accepted by us.

The offering prices for our classes of shares will change on a quarterly basis and investors will need to determine the price by checking our website at www.rodinincometrust.com or reading a supplement to our prospectus. Investors will purchase shares at the offering price that is effective at the time that his or her completed subscription agreement has been accepted by us. As a result, the offering price may change prior to the acceptance of such subscription by us from the price that was effective at the time such investor submitted his or her subscription agreement. In these situations, an investor will be purchasing the shares at the newly changed offering price.

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

We have retained Cantor Fitzgerald & Co., an affiliate of our sponsor and our Advisor, to conduct the Offering as our Dealer Manager. The success of the Offering, and our ability to implement our business strategy, is dependent upon the ability of the Dealer Manager to build and maintain a network of broker-dealers to sell our shares to their clients. If our Dealer Manager is not successful in establishing, operating and managing this network of broker-dealers, our ability to raise proceeds through the Offering will be limited and we may not have adequate capital to implement our investment strategy. In addition, if our Dealer Manager has difficulties selling our shares of common stock, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to create a diversified portfolio of investments, which could result in less diversification in terms of the type, number and size of investments that we make. If we are unsuccessful in implementing our investment strategy, our stockholders could lose all or a part of their investment. As of March 23, 2021, the Company has raised net proceeds of $18,387,236 in the Offering.

The loss of or the inability to obtain key real estate professionals at our Advisor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of our stockholders’ investment.

Our success depends upon the contributions of Mr. Howard W. Lutnick and Mr. John C. Griffin, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or the Advisor. If any of these persons were to cease their association with us, whether because they are internalized into other Cantor sponsored programs, or otherwise, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. There is competition for such professionals, and our Advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If we lose or are unable to obtain the services of highly skilled professionals our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.

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

The Company has elected and qualified to be taxed as a REIT for U.S. federal income tax purposes, beginning with the taxable year ending December 31, 2019. We have received the opinion of our U.S. federal income tax counsel, Greenberg Traurig, LLP, in connection with the Offering and with respect to our qualification as a REIT, although we do not intend to request a ruling from the Internal Revenue Service as to our REIT status. The opinion of Greenberg Traurig, LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income and is not binding on the Internal Revenue Service or any court. Greenberg Traurig, LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Greenberg Traurig, LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification.

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

For the tax years beginning after December 31, 2019, RIT REIT Sub I, Inc. intends to elect to be taxed as a REIT. In the event RIT REIT Sub I, Inc. were to fail to qualify as a REIT for federal income tax purposes, we may be deemed to fail the asset test for one or more quarters. Under certain circumstances, and provided there is reasonable cause for the failure and certain other requirements are met, we would be subject to an excise tax equal to the maximum corporate rate (currently 21%) multiplied by the net amount of dividend income received from RIT REIT Sub I, Inc. during any such quarter, but would retain our qualification as a REIT. In the absence of reasonable cause for such failure or the satisfaction of such other requirements, we would lose our REIT status, effective as of the taxable year in which the asset test was first failed to be satisfied as of the close of any quarter taking into account any applicable cure periods. If we were to lose our REIT status we would be precluded from re-electing to be taxed as REIT until the fifth subsequent calendar year. If we fail to qualify as a REIT, our operations and our ability to pay distributions to our stockholders would be adversely impacted.

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

Legislation enacted in 2003 and modified in 2005, 2010 and 2013 generally reduces the maximum tax rate for dividends payable to certain shareholders who are domestic individuals, trusts and estates to 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause certain investors to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. Notwithstanding the foregoing, however, effective January 1, 2018, ordinary income dividends of a REIT (excluding distributions traceable to the dividends paid by a TRS of such REIT), are generally eligible for a 20% deduction from the taxable income of an individual including such dividends in their net taxable income.

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

General Risks

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

Item 3. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2020, we were not involved in any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of March 23, 2021, we had approximately 804,981 shares of common stock outstanding, held by a total of 188 stockholders of record. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop.

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

The Company determines its NAV as of the end of each quarter. As of December 31, 2020, the Company’s NAV was $23.09 per Class A share, $23.07 per Class T share and $23.09 per Class I share. As of March 23, 2021, the per share purchase price for shares of common stock in the Primary Offering was $24.31 per Class A share, $23.54 per Class T share and $23.09 per Class I share. The price for each class of shares of common stock in the Company’s DRP was $23.09. The Company’s board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less applicable Sponsor Support.

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of December 31, 2020, the Company’s total number of authorized shares of common stock was 410,000,000 consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 50,000,000 of Class I authorized common shares. The Company has the right to reallocate the shares of common stock offered between the Primary Offering and the DRP. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares will be lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the Primary Offering.

The Company also has 50 million shares of preferred stock, $0.01 par value, authorized. No shares of preferred stock are issued or outstanding.

As of December 31, 2020, the Company had sold 793,652 shares of its common stock (consisting of 408,379 Class A shares, 175,241 Class I shares and 210,033 Class T shares) in the Offering for aggregate net proceeds of $18,314,241.

Distributions

The Company’s board of directors authorized, and the Company declared, distributions through August 14, 2019 in an amount equal to $0.004357260, for the period August 15, 2019 through November 14, 2019 in an amount equal to $0.004493151, and for the period November 15, 2019 through May 14, 2021 in an amount equal to $0.004602739, per day (or approximately $1.68 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

As of December 31, 2020 and December 31, 2019, the Company has declared common share distributions of $1,683,923 and $638,448, respectively, of which $110,004 and $67,730, respectively, was unpaid as of the respective reporting dates and has been recorded as Distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of December 31, 2020 and December 31, 2019 were paid during January 2021 and January 2020, respectively. As of December 31, 2020 and December 31, 2019, distributions reinvested pursuant to the Company’s DRP are $251,548 and $72,661, respectively.

The following table provides information regarding distributions declared by the Company during the years ended December 31, 2020 and December 31, 2019.

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$769,009	73%	$447,611	77%
Payable	110,004	11%	67,730	12%
Reinvested in shares	166,462	16%	66,341	11%
Total distributions	$1,045,475	100%	$581,682	100%
Sources of Distributions:
Operating cash flows	$1,045,475	100%	$581,682	100%
Offering proceeds pursuant to Distribution Support Agreement	—	0%	—	0%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$1,045,475	100%	$581,682	100%

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

The table below summarizes the repurchase activity for the year ended December 31, 2020:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs(1)
January 31, 2020	—	$—	—	8,993
February 29, 2020	—	$—	—	8,993
March 31, 2020	273	$22.52	273	9,591
April 30, 2020	1,151	$23.46	1,151	8,713
May 31, 2020	—	$—	—	9,864
June 30, 2020	1,638	$22.51	1,638	10,503
July 31, 2020	—	$—	—	12,141
August 31, 2020	4,085	$21.85	4,085	8,056
September 30, 2020	—	$—	—	12,588
October 31, 2020	—	$—	—	12,588
November 30, 2020	—	$—	—	12,588
December 31, 2020	—	$—	—	12,971
Total	7,147	$22.29	7,147	57,710

Note (1): The Company limits the number of shares that may be redeemed per calendar month and per calendar year under the program as described above.

Stockholders

As of March 23, 2021, the Company had sold an aggregate of 796,801 shares of its common stock (consisting of 409,966 Class A shares, 211,202 Class T shares, and 175,633 Class I shares) in the Offering held by 188 stockholders of record.

Distribution Reinvestment Plan

We are offering up to $250 million in shares pursuant to our DRP at the then current NAV per share amount. We reserve the right to reallocate the shares we are offering among our classes of common stock and between the Primary Offering and the DRP. We will not pay any selling commissions, dealer manager fees or distribution fees on shares sold pursuant to our DRP. The amount available for distributions on all Class T shares will be reduced by the amount of distribution fees payable with respect to the Class T shares issued in the Primary Offering. All Class T shares will receive the same per share distributions. We may amend or terminate the DRP for any reason at any time upon 30 days’ notice to the participants. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to the participants. As of December 31, 2020 and December 31, 2019, distributions reinvested pursuant to the Company’s DRP totaled $251,548 and $72,661, respectively.

Unregistered Sales of Equity Securities

During the years ended December 31, 2020, 2019 and 2018, the Company did not complete any sales of unregistered securities.

Use of Proceeds

On May 2, 2018, the Company’s Registration Statement on Form S-11 (Form No. 333-221814), was declared effective by the SEC. On June 28, 2018, the Company satisfied the Minimum Offering Requirement as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share. As of December 31, 2020, the Company’s NAV was $23.09 per Class A share, $23.07 per Class T share and $23.09 per class I share, plus applicable selling commissions and dealer manager fees. Effective February 15, 2021, the new offering price was $24.31 per Class A share, $23.54 per Class T share and $23.09 per Class I share.

For the period from the commencement of the Offering through December 31, 2020, the Company issued 793,653 shares of common stock generating total gross proceeds of $18,915,903 in the Offering.

During this time, the Company also incurred $409,652 in selling commissions net of Sponsor Support, and incurred $192,010 of distribution fees, in connection with the issuance of its registered securities.

The net proceeds received from the Offering, after deducting the total expenses incurred as described above, were $18,314,241.

For the period from the commencement of the Initial Offering through December 31, 2020, the Company used proceeds of $16,705,681 to originate commercial mortgage loans, held for an investment and purchase interests in real estate-related assets.

Item 6. Selected Financial Data.

The following selected consolidated historical financial data of the Company should be read in conjunction with Part II, Item 1A. — “Risk Factors”, “Forward Looking Statements”, Part II, Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto that appear on pages F-1 to F-28 of this report.

	As of and For the Year Ended
	December 31, 2020	December 31, 2019
Operating Data:
Total interest income, net	$1,453,236	$909,469
Total operating expenses	(260,264)	(212,373)
Net income (loss)	$1,192,972	$697,096

Per Share Data:
Net gain/(loss) per share of common stock	$1.88	$1.93
Distributions declared per share of common stock	$0.004602739	$0.004423122

Balance Sheet Data:
Total assets	$31,556,006	$26,831,280
Total liabilities	$13,039,427	$15,404,159
Total equity	$18,516,579	$11,427,121

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

Overview

The Company is a Maryland corporation that has elected and qualified as a REIT commencing with its 2019 tax year. The Company is externally managed by the Advisor, a Delaware limited liability company and wholly-owned subsidiary of the Company’s sponsor, CFI. The Company intends to focus on originating mortgage, mezzanine loans and preferred equity secured mainly by commercial real estate located primarily in the U.S., United Kingdom, and other European Countries. The Company may also invest in commercial real estate securities and properties. Commercial real estate investments may include mortgage loans, subordinated mortgage and non-mortgage interests, including preferred equity investments and mezzanine loans, and participations in such instruments. Commercial real estate securities may include CMBS, unsecured debt of publicly traded REITs, debt or equity securities of publicly traded real estate companies and structured notes.

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

The Company has registered with the SEC the Offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s Primary Offering and up to $250 million in shares pursuant to its DRP.

On January 22, 2016, the Company was capitalized with a $200,001 investment by CFI. The Company’s Registration Statement for the Offering was declared effective by the SEC on May 2, 2018. As of June 28, 2018, the Company satisfied the Minimum Offering Requirement as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share. As of March 23, 2021, the Company had sold 409,966 Class A shares, 211,202 Class T shares, and 175,633 Class I shares of common stock in the Primary Offering, as well as 8,372 Class A shares, 2,904 Class T shares, and 2,040 Class I shares in the DRP for aggregate net proceeds of $18,387,236. On April 20, 2020, the Company’s board of directors authorized the extension of the term of the Offering until May 2, 2021.

The Company determines its NAV as of the end of each quarter. NAV, as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O Costs, with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. The board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less Sponsor Support, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company intends to publish any adjustment to the NAV and the corresponding adjustments to the offering prices of its shares ordinarily within 45 days after the end of the applicable fiscal quarter. As of December 31, 2020, the Company’s NAV was $23.09 per Class A share, $23.07 per Class T share and $23.09 per Class I share. Accordingly, effective February 15, 2021, the new offering price was $24.31 per Class A share, $23.54 per Class T share and $23.09 per Class I share. For further discussion of the Company’s NAV calculation, please see “Net Asset Value”.

As of December 31, 2020, the Company had made the following investments (collectively, the “Investments”):

•

The Company originated, through RIT Lending, the Delshah Loan to the Mezzanine Borrower, an affiliate of Delshah, for the acquisition of the Portfolio. Subsequent to the initial origination, an affiliate of Delshah paid down the original balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the Delshah Loan) converted from the mezzanine loan to the Delshah Preferred Equity Interest in DS Brooklyn Portfolio Holdings LLC.

•

The Company also originated, through RIT Lending, the East 12th Street Loan, to the East 12th Street Mezzanine Borrower, an affiliate of Delshah, for the acquisition of the East 12th Street Property. Approximately $6.83 million of the East 12th Street Loan was funded at closing. As of December 31, 2020, approximately $8.52 million of the East 12th Street Loan has been funded.

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

Operating Highlights

2020 Activity

•	Repurchased participation interest in the Delshah Loan from CFI in the amount of $7.0 million.
•	Collected principal of $1.8 million on the Delshah Loan from Delshah.
•	Converted $8.1 million of the Delshah Loan into the Delshah Preferred Equity Interest.
•	Issued approximately 308,616 shares of common stock in the Offering for gross proceeds of approximately $7.19 million.

Portfolio Information

Delshah Loan

On September 21, 2018, the Company originated, through RIT Lending, the Delshah Loan to the Mezzanine Borrower, an affiliate of Delshah, for the acquisition of the Portfolio. The acquisition by Delshah of the Portfolio was further financed by a $70 million mortgage loan provided by Signature Bank (the “Delshah Senior Loan”). The fee simple interest in the Portfolio is held by DS Brooklyn Portfolio Owner LLC, a single purpose limited liability company of which the Mezzanine Borrower owns 100% of the membership interests.

In connection with the origination of the Delshah Loan, RIT Lending entered into a participation agreement with CFI. RIT Lending originated the Delshah Mezzanine Loan with (i) cash from the initial public offering equivalent to a 5% participation interest in the amount of $900,000 in the Delshah Mezzanine Loan and (ii) proceeds from the sale to CFI of a 95% participation interest in the amount of $17.1 million in the Delshah Mezzanine Loan. As of December 31, 2020, the Company had repurchased participation interests in the Delshah Mezzanine Loan from CFI in the amount of $4.73 million, increasing the Company’s total interest in the Delshah Mezzanine Loan to 31.28%.

At Delshah’s request, the Company agreed to the following modification of the Delshah Loan, effective December 31, 2020. On December 31, 2020, an affiliate of Delshah paid down the original balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the Delshah Loan) converted from the mezzanine loan to the Delshah Preferred Equity Interest in DS Brooklyn Portfolio Holdings LLC, the sole owner of the Mezzanine Borrower, on the terms described below, to be held by RIT Lending (in such capacity, the “PE Member”). The other member of DS Brooklyn Portfolio Holdings LLC is DS Property Acquisitions LLC, an affiliate of Delshah (the “Operating Member”).

The remaining $8.1 million balance of the Delshah Loan remained outstanding as a mezzanine loan on the same terms as those in effect prior to the conversion. Following the conversion, CFI has 99% interest in the Delshah Loan and the Company has a 1% interest in the Delshah Loan and 100% of the Delshah Preferred Equity Interest.

The following table provides certain information about the Delshah Loan:

Loan Type	Loan Amount	Loan Term	Coupon	Amortization	Loan-to- Value(1)
Mezzanine Loan	$8,100,000	10 years	9.10% subject to a potential increase in year six	Interest only	83.14%
Note:	(1) Loan-to-Value is calculated as of the date the Delshah Loan was originated.

Delshah Preferred Equity Interest

The $8.1 million Delshah Preferred Equity Interest has the mandatory redemption date of the earlier of September 21, 2028 or the maturity date of either Delshah Senior Loan or Delshah Loan. In addition, the Operating Member may redeem the Delshah Preferred Equity Interest in whole or in part on any business day upon at least 5 business days prior written notice.

The preferred return rate for the Delshah Preferred Equity Interest until September 21, 2023 is 10.00%. At such date, the preferred return rate for the Delshah Preferred Equity Interest will change to the greater of (i) 10.25% or (ii) 740 basis points over the then existing five-year U.S. Treasury Note Yield, such interest rate then in effect for Delshah Preferred Equity Interest is referred to as the Mortgage Loan Interest Rate. However, in the event certain conditions described in the next sentence are not satisfied by September 21, 2023, the interest rate for the Delshah Loan will increase to the greater of (i) 11.25% or (ii) 840 basis points over the Mortgage Loan Interest Rate in effect. The interest rate modification conditions to be satisfied by September 21, 2023 are: (a) a minimum financing yield on the combined Delshah Loan, Delshah Senior Loan and Delshah Preferred Equity Interest amount of 7.0%; (b) a financing service coverage ratio of at least 1.10x, on the combined Delshah Loan, Delshah Senior Loan and Delshah Preferred Equity Interest amount; and (c) the then outstanding balance of the combined Delshah Loan, Delshah Senior Loan and Delshah Preferred Equity Interest is not greater than 75.0% of the value of the Portfolio. The Operating Member has the right to cause any portion of the preferred return in excess of 9.1% to be paid as a payment-in-kind (including as an increase in the capital balance of the Delshah Preferred Equity Interest).

On the 10th day of each month, available cash flow will be distributed as follows: (i) to any reserves required under the operating agreement of DS Brooklyn Portfolio Holdings LLC (the “Operating Agreement”) for taxes or insurance premiums, (ii) to the accrued and unpaid return on any special contributions made by the PE Member pursuant to the Operating Agreement, (iii) to repayment of any special contributions made by the PE Member until paid in full, (iv) to the accrued and unpaid return on the Delshah Preferred Equity Interest, (v) provided no trigger event (as defined in the Operating Agreement) is continuing, to the payment of a cumulative return on the capital contribution made by the Operating Member at a rate equal to 15% (the “Operating Member Return”), (vi) to repayment of the capital balance of the Delshah Preferred Equity Interest, (vii) during the continuance of a trigger event, to the payment of the Operating Member Return, and (viii) any remaining amounts to be distributed on a pari passu basis 20% to PE Member and 80% to Operating Member. In addition, any excess proceeds will be used to pay down Delshah Preferred Equity Interest.

The following table provides certain information about the Delshah Preferred Equity Interest:

Portfolio	Original Investment Amount	Preferred Return
Preferred Equity Investment	$8,100,000	Ranging from 10.00% in 2020 to 10.25% in 2023

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

The delay in completion of the renovation and the anticipated extended duration of unit sales has resulted in a substantial draw-down by the East 12th Street Senior Borrower of the debt service/carry cost reserve under each of the East 12th Street senior and mezzanine loans. In order to replenish the East 12th Street senior loan interest/carry reserve and ensure sufficient funding to complete the project, Delshah has requested an increase in the size of the East 12th Street senior loan, along with RIT Lending consent for such increase.

On December 11, 2020, RIT Lending executed the consent to the proposed upsizing and modification of the East 12th Street senior loan as well as the modification of the East 12th Street Loan as further described below. The changes to the East 12th Street senior loan include increases to the debt and equity amounts, increases to the required contingency and capital expenditure reserve amounts, as well as modifications to the cash waterfall. The cash waterfall was modified as follows: all net sales proceeds from the sales of condominiums are applied against the outstanding East 12th Street senior loan balance until the senior loan is fully paid off, then the remainder to Delshah. Prior to the modification, the East 12th Street senior loan provided for the following cash waterfall: all net sales proceeds applied against outstanding the senior loan balance until the senior loan is 50% paid off, then split 60/40% between the senior and the East 12th Street Loan until the senior loan is paid off in full, then to the East 12th Street Loan until paid off in full, and then the remainder to Delshah.

As of December 31, 2020, the Company and CFI had advanced $1,459,417 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $200,583. As of December 31, 2020, the Company had advanced $235,263 for capital expenditure, reducing the amount withheld for capital expenditure, broker commissions and tenant improvements to $264,737. As of December 31, 2020, the total funded amount for the East 12th Street Loan was $8,524,680.

As of December 31, 2019, the Company and CFI had advanced $913,980 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $746,020. At December 31, 2019, the total funded amount for the East 12th Street Loan was $7,743,980, and the portion of the East 12th Street Loan withheld for capital expenditure, broker commissions and tenant improvements was unchanged from the initial balance of $500,000.

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

As of December 31, 2020, the Company had repurchased participation interests in the Delshah Loan from CFI in the amount of $9,081,000. On December 31, 2020, an affiliate of Delshah paid down the original balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the Delshah Loan) converted from the mezzanine loan to the Delshah Preferred Equity Interest in DS Brooklyn Portfolio Holdings LLC, the sole owner of the Delshah Borrower, on the terms described above, to be held by RIT Lending. As a result, as of December 31, 2020, the Company’s total interest was reduced to $81,000, which represents a 1.00% ownership interest in the Delshah Loan.

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

As of July 16, 2019, in accordance with the East 12th Street Loan Participation Agreement, the Company had repurchased participation interests in the East 12th Street Loan from CFI in the amount of $5,609,044, at a purchase price equivalent to the amount paid for the participation interests by CFI, increasing the Company’s total interest in the East 12th Street Loan to 100%.

In accordance with ASC 860, the sales of participation interests in the Investments do not qualify as sales under GAAP. As such, the Company presents the gross amount of the Investments as an asset and the loan participations sold as a liability on the consolidated balance sheet. The gross presentation of loan participations sold does not impact stockholders’ equity or net income.

Related Party Transactions

The Company has entered into agreements with the Advisor, the Dealer Manager and CFI and its affiliates, whereby the Company pays certain fees and reimbursements to these entities during the various phases of its organization and operation. During the organization and offering stage, these include payments to the Dealer Manager for selling commissions, the dealer manager fee, distribution fees, and payments to the Advisor for reimbursement of organization and offering costs. During the acquisition and operational stages, these include payments for certain services related to the management and performance of the Company’s investments and operations provided to the Company by the Advisor and its affiliates pursuant to various agreements the Company has entered into with these entities. In addition, CFI has provided Sponsor Support in connection with the Offering, which is subject to reimbursement under certain circumstances. See Note 7 — Related Party Transactions in the Notes to the consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for additional information concerning the Company’s related party transactions and agreements.

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

For the years ended December 31, 2020 and December 31, 2019, the Company earned net interest income of $1,453,236 and $909,469, respectively.

The increase of $543,767 for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was due to additional repurchases of participation interests in the Investments.

General and Administrative Expenses

The Company’s general and administrative expenses consist primarily of operating expense reimbursements to the Advisor, as well as compensation to the Company’s independent board of directors relating to pro-rated annual compensation as well as attendance at board of directors’ meetings.

For the years ended December 31, 2020 and December 31, 2019, the Company incurred general and administrative expenses of $104,157 and $116,420, respectively.

The decrease of $12,263 for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was due to a decrease in the amount of operating expenses incurred by the Company during such period.  As of December 31, 2020, the Advisor has incurred, on behalf of the Company, a total of $4,050,170 in Unreimbursed Operating Expenses, including a total of $1,011,270 for the year ended December 31, 2020, for which the Advisor has not invoiced the Company for reimbursement.

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

For the years ended December 31, 2020 and December 31, 2019, the Company incurred asset management fees of $156,107 and $95,953, respectively.

The increase of $60,154 for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was due to the above mentioned change in the calculation of the asset management fee effective September 2019, basing the calculation on NAV as opposed to the cost of the Company’s investments.

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

•	unrealized gains (losses) from the consolidation from, or deconsolidation to, equity accounting;
•	adjustments related to contingent purchase price obligations; and
•	adjustments for consolidated and unconsolidated partnerships and joint ventures calculated to reflect MFFO on the same basis as above.

The following table presents a reconciliation of FFO to net income:

Year Ended December 31, 2020
Net Income	$1,192,972
Adjustments:
None	—
Funds from Operations	$1,192,972

The following table presents a reconciliation of FFO to MFFO:

Year Ended December 31, 2020
Funds from Operations	$1,192,972
Adjustments:
None	—
Modified Funds from Operations	$1,192,972

Net Asset Value

On February 12, 2021, the Company’s board of directors approved an estimated NAV as of December 31, 2020 of $23.09 per share for Class A and I, and $23.07 for Class T shares of common stock. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. Although the Stanger performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

In performing the calculation of the Company’s estimated NAV per share, Stanger observed that the Company had originated and held two loans and a preferred equity interest as of December 31, 2020, and that the Company’s NAV was comprised of cash and equivalents plus its interests in the Delshah Loan, the East 12th Street Loan and the Delshah Preferred Equity Interest, amounts due from related party, less accrued expenses, distributions payable, the liquidation value of the Company’s preferred stock and due to related party (excluding amounts owed to the Advisor for reimbursement of O&O Costs) less the current accrued O&O Costs liability due, as identified on the Company’s balance sheet. Stanger also considered any other amounts due to the Advisor or affiliates for repayment of Sponsor Support or amounts due to the Special Unit Holder in certain circumstances, including liquidation of the Company, for which no amounts were due as of December 31, 2020. There can be no assurance that a stockholder would realize $23.09 per share of Class A and I common stock or $23.07 per share of Class T common stock if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s December 31, 2020 NAV does not consider fees or expenses that may be incurred in connection with a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs, and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Advisory Agreement and, as discussed in “Note 9 – Commitments and Contingencies” above, the full extent of the impact and effects of COVID-19 on the future financial performance of the Company, as a whole, and, specifically, on its investments and underlying borrowers and their real estate property holdings are uncertain at this time. Due to COVID-19, as of December 31, 2020, there was a limited market, relative to pre-COVID-19 levels, for loan investments like those held by the Company. Therefore, there can be no assurance that the estimated market value of the investments included in the NAV would materially equal the gross amount realized if such loan or preferred equity investments were sold by the Company on December 31, 2020. The Company believes that the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternatives Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The purchase price per share for each class of the Company’s common stock will generally equal the prior quarter’s NAV per share, as determined quarterly, plus applicable selling commissions and dealer manager fees. The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

Delshah Investments

As previously disclosed in the Company’s Prospectus Supplement No. 5 dated January 11, 2021, an affiliate of Delshah paid down the original principal balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the remaining Delshah Loan) converted from a mezzanine loan to the Delshah Preferred Equity Interest. The Delshah Preferred Equity Interest is junior to both the senior loan on the underlying collateral and the Delshah Loan. The preferred return is 10.0% until September 21, 2023 and is redeemable at any time with no penalty. The Company has also received a promoted interest equal to 20% of the proceeds, on a pari passu basis, after the Company receives a 10% preferred return and the DS Property Acquisitions LLC, an affiliate of Delshah receives a 15% return on their capital basis. No value was attributable to this promoted interest in the Company’s current NAV.

The remaining $8.1 million principal balance of the Delshah Loan remained outstanding as a mezzanine loan with the same terms as those in effect prior to the conversion. As of December 31, 2020, CFI held a 99% interest in the Delshah Loan through a participation agreement between the Company and CFI, and the Company retained a 1% interest in the Delshah Loan. As of December 31, 2020, the Company held 100% of the Delshah Preferred Equity Interest.

In accordance with the Company’s valuation procedures, the Delshah Loan, the East 12th Street Loan and the Delshah Preferred Equity Interest, (each individually an “Investment” and collectively the “Delshah Investments”) were included in the determination of NAV at their estimated fair market value as of December 31, 2020, as determined by Stanger, as adjusted to reflect the Company’s retained interests in each of the Delshah Investments, respectively. The estimated fair market value of the each of the Delshah Investments was based upon taking, for each the anticipated payments over the remaining loan and investment term and discounting such payments to a present value at a discount rate range equal to the current estimated market interest rate or yield on similar investments. To provide their opinion of value of the Delshah Investments, Stanger first reviewed the terms of each of the Delshah Investments as contained in the loan and investment agreements. Stanger then reviewed mezzanine loan and preferred equity market terms at or around December 31, 2020 to ascertain current market interest rates for investments similar to the Delshah Investments. This review was conducted by (i) interviews of participants in the mezzanine / preferred equity market, (ii) reviewing recent mezzanine loan and preferred equity transactions, as available, and (iii) reviewing published surveys available at or around December 31, 2020. Based on Stanger’s reviews above and taking into consideration each of the Delshah Investments’ unique factors, including, but not limited to, loan-to-value (based primarily on the most-recent appraised value of the underlying real estate collateral properties, subsequent capital investment into the real estate collateral properties and current asking and contract prices for the for sale condominium units for the East 12th Street Loan collateral property), debt service and preferred equity yield coverage and reserve levels and funding requirements of the underlying collateral properties, as well as property specific attributes such as property type and location, financial information pertaining to the borrower and/or guarantor, prepayment terms, and investment and loan origination dates, maturity dates and extension terms, a market interest rates was determined for each Delshah Investment to utilize in the determination of the fair market value of the Delshah Investments.

The following table provides a breakdown of the major components of the Company’s NAV:

Components of NAV	December 31, 2020
Cash and cash equivalents	$4,804,926
Commercial mortgage loans, held for investment(1)	8,451,218
Investment in real estate-related assets	8,100,000
Principal collections of commercial mortgage loans, held for investment receivable	1,800,000
Due from related party	41,463
Accrued interest receivable	184,937
Accounts payable and accrued expenses	(80,546)
Distributions payable	(110,004)
Due to related party(2)	(4,481,100)
Distribution fee payable the following month(3)	(4,014)
Accrued interest payable	(68,788)
Non-controlling interests in subsidiaries	(125,000)
Net Asset Value	$18,513,092
Number of outstanding shares	801,833
Note:	(1) Reflects the Company’s interest in the Delshah Loan and the East 12th Street Loan.
(2) Reflects the Company’s interest in the Delshah Preferred Equity Interest.

(3) Excluding $108,496 due to the Advisor for reimbursement of O&O Costs ($115,277 less the current liability due of $6,781) pursuant to the procedures described in the “Net Asset Value Calculations and Valuation Procedures” section of the Company’s prospectus. Includes a $4.351 million payment due to CFI for the repurchase of participating interests previously held by CFI.

(4) Distribution fee only relates to Class T Shares

NAV Per Share	Class A Shares	Class T Shares	Class I Shares	Total
Total Gross Assets at Fair Value	$12,147,428	$6,124,849	$5,110,267	$23,382,544
Due to related party	(2,327,969)	(1,173,784)	(979,347)	(4,481,100)
Other liabilities	(134,728)	(71,945)	(56,679)	(263,352)
Non-controlling interests in subsidiaries	(64,939)	(32,743)	(27,318)	(125,000)
Quarterly NAV	$9,619,792	$4,846,377	$4,046,923	$18,513,092
Number of outstanding shares	416,559	210,033	175,241	801,833
NAV per share	$23.09	$23.07	$23.09

The following table reconciles stockholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders' Equity to NAV	December 31, 2020
Stockholders' equity under U.S. GAAP	$18,516,579
Adjustments:
Fair value adjustment of commercial mortgage loans, held for investment	(154,462)
Organization and offering costs	108,496
Accrued distribution fee	167,479
Non-controlling interests in subsidiaries	(125,000)
NAV	$18,513,092

The following details the adjustments to reconcile U.S. GAAP stockholder’s equity to the Company’s NAV:

Fair value adjustment of commercial mortgage loans, held for investment and investment in real estate-related assets

The Company’s Investments are held for investment are presented at historical cost in our U.S. GAAP consolidated financial statements. As such, any changes in the fair market value of our Investments, held for investment are not included in our U.S. GAAP results. For purposes of determining our NAV, our Investments are presented at fair value.

Organization and offering costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was June 28, 2019 (the “Escrow Break Anniversary”). Such costs are being reimbursed to the Advisor, ratably, by the Company, over 36 months beginning on June 29, 2019, subject to the 1% Cap. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but it is not required to do so. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs ratably over a 36-month period; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap, as of such payment date. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period. As of December 31, 2020, the Advisor has continued to pay all O&O Costs on behalf of the Company. Under U.S. GAAP, the Company's reimbursement liability pertaining to the O&O costs is included with due to related party in the Company's consolidated balance sheet. For NAV, such costs will be recognized as a reduction in NAV as they are reimbursed.

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

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to the Company’s December 31, 2020 NAV for the changes in the effective contractual interest rates or preferred return rates for the Investments, respectively:

Sensitivity Analysis	Range of NAV (Class A & I)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$22.91	$23.09	$23.27	$22.89	$23.07	$23.25
Estimated Market Interest Rate – Delshah Loan	8.66%	8.25%	7.84%	8.66%	8.25%	7.84%
Estimated Market Interest Rate – Delshah Preferred Equity Interest	10.66%	10.15%	9.64%	10.66%	10.15%	9.64%
Estimated Market Interest Rate – East 12th Street Loan	14.75%	14.05%	13.35%	14.75%	14.05%	13.35%

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

If the Company is unable to raise substantial funds in the Offering, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a REIT and as a public company, regardless of whether it is able to raise substantial funds in the Offering. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of December 31, 2020, the Company has raised net proceeds of $18,314,241 in the Offering.

The Company expects to use debt financing as a source of capital. The Company’s charter limits the Company from incurring debt if the Company’s borrowings exceed 300% of the cost of the Company’s net assets, which is estimated to approximate 75% of the cost of its tangible assets (before deducting depreciation or other non-cash reserves), though the Company may exceed this limit under certain circumstances. Once the Company has fully deployed the proceeds of the Offering, the Company expects its debt financing and other liabilities may likely be approximately 50% of the cost of its tangible assets (before adjusting for depreciation or other non-cash reserves), although it may exceed this level during the offering stage. As of December 31, 2020, the Company had no borrowings.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Year Ended December 31, 2020
Cash flows from operating activities	$1,202,529
Cash flows from investing activities	(3,380,700)
Cash flows from financing activities	6,077,739
Increase in cash and cash equivalents	$3,899,568

Operating Activities

During the year ended December 31, 2020, net cash provided by operating activities was $1,202,529, compared to $633,609 during the year ended December 31, 2019. The change was primarily due to an increase in net income of $495,876 as well as an increase in working capital accounts of $73,044.

Investing Activities

During the year ended December 31, 2020, cash used in investing activities was $3,380,700, compared to $6,910,471 during the year ended December 31, 2019. The change was mainly due to a decrease in repurchases of loan participation interest.

Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $6,077,739, compared to $7,002,969 during the year ended December 31, 2019. The change was primarily due to a decrease in proceeds received from the Offering, an increase in distributions made, an increase in payments from redemptions of common stock, and an increase in preferred stock dividends for the stockholders of RIT REIT Sub I, offset by acquired non-controlling interests.

Distributions

The Company’s board of directors authorized, and the Company declared, distributions through August 14, 2019 in an amount equal to $0.004357260, for the period August 15, 2019 through November 14, 2019 in an amount equal to $0.004493151, and for the period November 15, 2019 through May 14, 2021 in an amount equal to $0.004602739, per day (or approximately $1.68 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

Under the terms of the Distribution Support Agreement, if the cash distributions the Company pays for any calendar quarter exceed the Company’s MFFO for such quarter, CFI will purchase Class I shares following the end of such calendar quarter for a purchase price equal to the amount by which the distributions paid on such shares exceed the MFFO for such quarter up to $5 million (including the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). In such instance, the Company may be paying distributions from proceeds of the shares purchased by CFI or its affiliates, not from cash flow from operations. Class I shares purchased by CFI pursuant to the Distribution Support Agreement will be eligible to receive all distributions payable by the Company with respect to Class I shares.  Other than the shares purchased to satisfy the Minimum Offering Requirement, as of December 31, 2020, CFI has not purchased any Class I shares pursuant to the Distribution Support Agreement.

The following table summarizes our distributions declared during the years ended December 31, 2020 and December 31, 2019.

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$769,009	73%	$447,611	77%
Payable	110,004	11%	67,730	12%
Reinvested in shares	166,462	16%	66,341	11%
Total distributions	$1,045,475	100%	$581,682	100%
Sources of Distributions:
Operating cash flows	$1,045,475	100%	$581,682	100%
Offering proceeds pursuant to Distribution Support Agreement	—	0%	—	0%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$1,045,475	100%	$581,682	100%

During the year ended December 31, 2020, the Company declared $1,045,475 of distributions to its shareholders, $110,004 of which was unpaid at December 31, 2020, compared to the Company’s total aggregate MFFO of $1,192,972 and the Company’s total aggregate net income of $1,192,972 for that period.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditure, or capital resources.

Contractual Obligations

As of December 31, 2020, the Company does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Subsequent Events

Status of the Offering

As of March 23, 2021, the Company had sold an aggregate of 796,801 shares of its common stock (consisting of 409,966 Class A shares, 211,202 Class T shares, and 175,633 Class I shares) in the Offering resulting in net proceeds of $18,387,236 to the Company as payment for such shares.

Distributions

On February 12, 2021, the board of directors authorized, and the Company declared, distributions for the period from February 15, 2021 to May 14, 2021, in an amount equal to $0.004602739 per day per share (or approximately $1.68 on an annual basis). Distributions will be payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Capital Expenditure Advance

On March 10, 2021, the Company advanced an additional $122,873 for capital expenditures on the East 12th Street Loan, reducing the amount withheld for capital expenditure, broker commissions and tenant improvements to $141,864. As of March 10, 2021, the total funded amount for the East 12th Street Loan was $8,647,553.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure will be interest rate risk with respect to its indebtedness, credit risk and market risk with respect to use of derivative financial instruments for hedging purposes and foreign currency risk relating to investments made outside of the United States. As of December 31, 2020, the Company had no borrowings and has not used any derivative financial instruments.

Interest Rate Risk

As of December 31, 2020, the Company had originated a floating rate commercial mortgage loan, held for investment in the amount of $8,990,000, the East 12th Street Loan, which is exposed to interest rate changes in LIBOR. The loan is subject to an interest rate floor to mitigate some of the negative impact interest rates would have on the Company’s consolidated financial statements. As LIBOR is currently below the interest rate floor associated with the Company’s loan, the changes in LIBOR during the year ended December 31, 2020 have not exposed the Company to any interest rate risk.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item and the reports of the independent accountants thereon appear on pages F-2 to F-28. See accompanying Index to the Consolidated Financial Statements on page F-1.

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

Under the supervision and with the participation of management, including the CEO and CFO, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2020 based on the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are set forth below.

	Age	Positions
Howard W. Lutnick	59	Chairman of the Board of Directors, Chief Executive Officer and President
John C. Griffin	63	Director, Chief Financial Officer and Treasurer
Arthur F. Backal	59	Independent Director
Christopher P. Yoshida	43	Independent Director
Emanuel Stern	58	Independent Director

Howard W. Lutnick. Mr. Lutnick has served as our Chairman and Chief Executive Officer since February 2017 and as our President since January 2018. Mr. Lutnick also has served as our Chief Executive Officer and the Chief Executive Officer of the Advisor since May 2017. Since February 2017, Mr. Lutnick has served as the Chairman and Chief Executive Officer of Cantor Fitzgerald Income Trust, Inc. and as the Chief Executive Officer of Cantor Fitzgerald Income Advisors, LLC. Mr. Lutnick is also the Chairman of Newmark Group, Inc. (which operates as Newmark Knight Frank), one of the world’s leading real estate advisory firms. He joined Cantor in 1983 and was named President and Chief Executive Officer in 1991 and Chairman in 1996. Mr. Lutnick is also the Chairman and Chief Executive Officer of BGC Partners, Inc., a leading global brokerage company servicing the financial and real estate markets. Mr. Lutnick holds a degree in economics from Haverford College. He is a member of the boards of the Zachary and Elizabeth M. Fisher Center for Alzheimer’s Disease Research at Rockefeller University, National September 11 Memorial & Museum, and The Partnership for New York City. Mr. Lutnick received the Department of the Navy’s Distinguished Public Service Award, the highest honor granted by the Navy to non-military personnel. We believe that Mr. Lutnick’s extensive experience supports his appointment to our board of directors.

John C. Griffin. Mr. Griffin has served as our director, Chief Financial Officer and Treasurer since January 2021. Mr. Griffin has also served as the Advisor’s Chief Financial Officer and Treasurer since January 2021. He has also served as Chief Financial Officer, Treasurer and director of Cantor Fitzgerald Income Trust, Inc, as Chief Financial Officer and Treasurer of Cantor Fitzgerald Income Advisors, LLC and as co-Chief Financial Officer of Cantor Silverstein Opportunity Zone Trust, Inc., a private fund that is co-sponsored by CFI, since January 2021. Mr. Griffin has served as Managing Director of the Dealer Manager and finance head of Cantor’s Commercial Real Estate Investment Management division since April 2017 and as Chief Financial Officer and Investment Committee member of Resolution Recovery Partners LP, an institutional fund managed by an affiliate of the Company’s sponsor, CFI, since August 2014. At Cantor, Mr. Griffin oversees a range of functions, most notably, comprehensive accounting and operational control for Cantor sponsored real estate funds.  Mr. Griffin has more than 40 years of professional experience in the commercial real estate sector and financial services industry.  Prior to joining Cantor, Mr. Griffin served as Chief Financial Officer and Chief Administrative Officer of Ranieri Real Estate Partners LP from 2012 to 2014 and at various positions within Deutsche Bank for approximately 14 years, including most recently as Chief Administrative Officer of the Global Commercial Real Estate business.  Mr. Griffin holds a FINRA FINOP 28 License. He received his B.S. in Economics and Finance from Cornell University. We believe that Mr. Griffin’s extensive experience supports his appointment to our board of directors.

Independent Directors

Arthur F. Backal. Mr. Backal has served as our director since March 2021. Mr. Backal founded and has served as the President and Chief Executive Officer of Backal Hospitality Group, LLC, a premier New York-based hospitality and event services company, since December 2007. Mr. Backal also founded and has served as the President of State of the Art Enterprises, Inc., a premier New York-based full-service event planning company, since November 2002. Prior to founding Backal Hospitality Group and State of the Art Enterprises, Mr. Backal focused on the New York hospitality industry, holding various positions with a number of hotels in New York City, including the Plaza, the Pierre, the Helmsley Palace and the St. Regis.  Mr. Backal has also served as a director of Cantor Fitzgerald Income Trust, Inc., a public non-traded REIT sponsored by the Company’s sponsor, since February 2017. Mr. Backal holds a Bachelor of Arts in Hospitality Business from Michigan State University. We believe that Mr. Backal’s extensive business management experience supports his appointment to the Company’s board of directors.

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

Audit Committee

Our board of directors has established an audit committee that consists solely of independent directors. Our audit committee is comprised of Arthur Backal, Christopher Yoshida and Emanuel Stern with Arthur Backal serving as the Chairman of our audit committee and our audit committee financial expert.

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

The following table sets forth the compensation earned by our directors for the fiscal year ended December 31, 2020:

Name	Fees Earned or Paid in Cash	Total
Robert J. Hochberg*	$31,000	$31,000
Christopher P. Yoshida	26,000	26,000
Emanuel Stern	26,000	26,000

* Mr. Hochberg has resigned from his position of director of the Company effective March 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership

The following table shows, as of March 23, 2021, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Cantor Fitzgerald Investors, LLC(1) (2)	$2,200,001	11.00%
Howard W. Lutnick	2,200,001	11.00%
John Griffin	—	—
Paul Pion*	—	—
Robert J. Hochberg**	—	—
Arthur F. Backal	—	—
Christopher P. Yoshida	—	—
Emanuel Stern	—	—
All directors and executive officers as a group	$2,200,001	11.00%

Note: *Mr. Pion has resigned from his position of director and chief financial officer of the Company effective as of January 2021.

                **Mr. Hochberg has resigned from his position of director of the Company effective March 2021

(1) The address of this beneficial owner is c/o Rodin Income Trust, Inc. 110 E. 59th Street, New York, NY 10022.

(2) Cantor Fitzgerald Investors, LLC is indirectly owned by Cantor Fitzgerald, L.P. CF Group Management, Inc. is the managing general partner of Cantor Fitzgerald, L.P. Mr. Lutnick controls Cantor Fitzgerald, L.P. through his ownership of CF Group Management, Inc.

The Company and its employees, including our executive officers, have invested $2,200,001 in the Offering as of March 23, 2021.

Long-Term Incentive Plan Information

The following table summarizes information, as of December 31, 2020, relating to our long-term incentive plan pursuant to which grants of securities may be made from time-to-time.

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

Securities Authorized for Issuance Under Long-Term Incentive Plan

Our long-term incentive plan authorizes the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards, dividend equivalents, limited partnership interests in the Operating Partnership, or any other right relating to our common stock or cash; provided that our long-term incentive plan prohibits the issuance of stock appreciation rights and dividend equivalent rights unless and until our shares of common stock are listed on a national securities exchange. As required by the NASAA REIT guidelines, the maximum number of shares of our common stock that may be issued upon the exercise or grant of an award under our long-term incentive plan will not exceed in the aggregate, an amount equal to 5% of the outstanding shares of our common stock on the date of grant of any such awards. Any stock options or stock appreciation rights granted under our long-term incentive plan will have an exercise price or base price that is not less than the fair market value of our common stock on the date of grant. The exercise price or base price may not be reduced, directly or indirectly, or indirectly by cancellation and regrant, without the prior approval of our stockholders. As of December 31, 2020, we have not granted any securities under our long-term incentive plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders as fiduciaries. The board is responsible for the management and control of our affairs. The board has retained our Advisor to manage our day-to-day operations and our portfolio of preferred equity interest, mezzanine and mortgage loans secured by commercial property and other real estate-related assets, subject to the board’s supervision. Our directors have a fiduciary duty to supervise our relationship with the Advisor.

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

Certain Relationships and Related Transactions

Modification related to the Delshah Loan

On December 31, 2020, an affiliate of Delshah paid down the original balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the Delshah Loan) converted from the mezzanine loan to the Delshah Preferred Equity Interest to be held by RIT Lending. As a result, as of December 31, 2020, the Company’s total interest was reduced to $81,000, which represents a 1.00% ownership interest in the Delshah Loan. Pursuant to the loan modification transaction, at December 31, 2020, the Company owed $4,351,000 to CFI for repurchases of loan participations sold, which has been included as a component of Due to related party in the accompanying consolidated balance sheet.

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

Organization and Offering Expenses. The Company will reimburse the Advisor and its affiliates for O&O Costs it incurs on the Company’s behalf but only to the extent that the reimbursement will not cause the selling commissions, the dealer manager fee and the other organization and offering expenses to be borne by the Company to exceed 15% of gross offering proceeds of the Offering as of the date of the reimbursement. If the Company raises the maximum offering amount in the Primary Offering and under the DRP, the Company estimates O&O Costs in the aggregate, to be 1% of gross offering proceeds of the Offering. These O&O Costs include all costs (other than upfront selling commissions, dealer manager fees and distribution fees) to be paid by the Company in connection with the initial set up of the organization of the Company as well as the Offering, including legal, accounting, printing, mailing and filing fees, charges of the transfer agent, charges of the Advisor for administrative services related to the issuance of shares in the Offering, reimbursement of bona fide due diligence expenses of broker-dealers, and reimbursement of the Advisor for costs in connection with preparing supplemental sales materials.

The Advisor has agreed to pay for all O&O Costs on the Company’s behalf through the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. The Company began reimbursing the Advisor for such costs ratably over the 36 months following the Escrow Break Anniversary; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs to be paid to the Advisor to exceed the 1% Cap as of such reimbursement date. As of December 31, 2020 and December 31, 2019, the Advisor had incurred $5,897,934 and $5,753,263, respectively, of O&O Costs on behalf of the Company. The Company’s obligation is limited to the 1% Cap, less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which at December 31, 2020 and December 31, 2019 was $115,277 and $98,054, respectively, and is included within Due to related party in the accompanying consolidated balance sheets. At December 31, 2020, in prior periods organizational costs of $449 had been recorded since inception in General and administrative expenses. As of December 31, 2020 and December 31, 2019, offering costs of $188,710 and $116,853, respectively, were charged to stockholders’ equity. As of December 31, 2020 and December 31, 2019, the Company has made reimbursement payments of $73,882 and $19,248, respectively, to the Advisor for O&O Costs incurred. As of December 31, 2020, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Acquisition Expenses. The Company does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of December 31, 2020 or December 31, 2019.

Origination Fees. The Company will pay the Advisor up to 1.0% of the amount funded by the Company to originate commercial real estate-related loans, but only if and to the extent there is a corresponding fee paid by the borrower to the Company. During the years ended December 31, 2020 and December 31, 2019, no origination fees were paid or incurred.

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

For the year ended December 31, 2020 and December 31, 2019, the Company incurred asset management fees of $156,107 and $95,953, respectively. The asset management fee related to the month of December 2020 of $14,834 is unpaid as of December 31, 2020, and has been included within Due to related party on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. Effective beginning in the third quarter of 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of Unreimbursed Operating Expenses.

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning on October 1, 2019, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2019, the Company may request that any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be that remitted back to the Company. As of December 31, 2020, the Company has accrued but not reimbursed any of the $108,485 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

During the years ended December 31, 2020 and December 31, 2019, the Company did not incur any operating expenses reimbursable to the Advisor, in accordance with the terms of the Advisory Agreement.

Reimbursable operating expenses include personnel and related employment costs incurred by the Advisor or its affiliates in performing the services described in the Advisory Agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At December 31, 2020, any unpaid reimbursable operating expenses are included within Due to related party on the accompanying consolidated balance sheet.

As of December 31, 2020, the total amount of Unreimbursed Operating Expenses (as defined below) was $4,050,170. This includes operating expense incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the year ended December 31, 2020 which were not invoiced to the Company amounted to $1,011,270.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of December 31, 2020 and December 31, 2019, no disposition fees have been incurred by the Company

Selling Commissions, Dealer Manager Fees and Distribution Fees

The Dealer Manager is a registered broker-dealer affiliated with CFI. The Company entered into the dealer manager agreement with the Dealer Manager and is obligated to pay various commissions and fees with respect to the Class A, Class T and Class I shares distributed in the Offering. For providing such services, the Dealer Manager receives fees. CFI is required to pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares, Class T shares, and Class I shares, incurred in connection with the Offering. The Company will reimburse CFI for these costs (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital. As of December 31, 2020, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the preceding paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from the Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of December 31, 2020 and December 31, 2019, CFI has paid Sponsor Support totaling $586,881 and $344,656, respectively, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances. The following summarizes fees payable to the Dealer Manager:

Selling Commissions. Selling commissions payable to the Dealer Manager consist of (i) up to 1.0% of gross offering proceeds paid by CFI for Class A shares and Class T shares and (ii) up to 5.0% and 2.0% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the Primary Offering. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions are payable with respect to Class I shares. As of December 31, 2020 and December 31, 2019, the Company has incurred $409,652 and $285,919 of selling commissions to date, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. At December 31, 2020 and December 31, 2019, $116,852 and $66,316 of Sponsor Support, respectively, has been recorded and $116,102 and $66,316, respectively, has been reimbursed by CFI. During January 2021, the Company received the remaining Sponsor Support for selling commissions of $750 related to the month ended December 31, 2020.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the Primary Offering, all of which will be paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. As of December 31, 2020 and December 31, 2019, the Company has recorded $471,530 and $283,105 of dealer manager fees to date, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of December 31, 2020 and December 31, 2019, all of the Sponsor Support related to dealer manager fees has been recorded and $470,780 and $278,340, respectively, has been reimbursed by CFI. During January 2021, the Company received the remaining Sponsor Support for dealer manager fees of $750 related to the month ended December 31, 2020.

Distribution Fees. Distribution fees are payable to the Dealer Manager, subject to the terms set forth in the dealer manager agreement between the Company and the Dealer Manager. Distributions fees are paid with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee is payable monthly in arrears and is paid on a continuous basis from year to year. During the year ended December 31, 2020 and December 31, 2019, the Company paid distribution fees of $16,842 and $3,675, respectively. As of December 31, 2020 and December 31, 2019, the Company has incurred a liability of $171,493 and $49,739, respectively, which is included within Due to related party on the consolidated balance sheets, $4,014 and $1,132, respectively, of which was payable as of December 31, 2020 and December 31, 2019 and paid during January 2021 and January 2020, respectively.

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

The following table summarizes the above mentioned fees, and expenses incurred by the Company and Preferred Equity Interest payment due as of December 31, 2020:

		Due to related party as of	Year ended December 31, 2020		Due to related party as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2019	Incurred	Paid	December 31, 2020
Management Fees
Asset management fees	Management fees	$10,521	$156,107	$151,794	$14,834
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	108,485	—	—	108,485
Organization expenses(2)	General and administrative expenses	319	—	132	187
Offering costs(2)	Additional paid-in capital	97,735	75,257	57,902	115,090
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	123,732	123,732	—
Distribution fees	Additional paid-in capital	49,739	138,596	16,842	171,493
Repurchase of loan participations sold
Delshah Preferred Equity Interest	Investment in real estate-related assets	—	—	—	4,351,000
Total		$266,799	$493,692	$350,402	$4,761,089
Note:

(1) As of December 31, 2020, the Advisor has incurred, on behalf of the Company, a total of $4,050,170 in Unreimbursed Operating Expenses, including a total of $1,011,270 during the year ended December 31, 2020 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of December 31, 2020, the Advisor has incurred, on behalf of the Company, a total of $5,897,934 of O&O Costs, of which the Company’s obligation is limited to $115,277, pursuant to the 1% Cap.

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

As of December 31, 2020, CFI has invested $2,200,001 in the Company through the purchase of 88,180 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 80,000 Class I shares for an aggregate purchase price of $2,000,000).

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by us or by the Advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital. As of December 31, 2020, CFI has paid Sponsor Support totaling $586,881.

Item 14. Principal Accounting Fees and Services.

Independent Auditors

During the year ended December 31, 2020, Ernst & Young LLP served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal years ended December 31, 2020 and December 31, 2019 by our independent registered public accounting firm, Ernst & Young LLP, were as follows:

	Fiscal Year Ended December 31, 2020	Fiscal Year Ended December 31, 2019
Audit fees	$209,450	$202,710
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$209,450	$202,710

Audit fees include amounts billed to us related to annual financial statement audit work, quarterly financial statement reviews and review of SEC registration statements.

The audit committee of our board of directors was advised that there were no services provided by Ernst & Young LLP that were unrelated to the audit of the annual fiscal year-end financial statements and the review of interim financial statements that could impair Ernst & Young from maintaining its independence as our independent auditor and concluded that it was.

Audit Committee Pre-Approval Policies and Procedures

In accordance with our audit committee pre-approval policy, all audit and non-audit services performed for us by our independent registered public accounting firm were pre-approved by the audit committee of our board of directors, which concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

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

The following materials from Rodin Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RODIN INCOME TRUST, INC.

Date: March 26, 2021	By:	/s/ Howard W. Lutnick
Howard W. Lutnick
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Howard W. Lutnick and John C. Griffin, and each of them severally, his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

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

Name	Title	Date

/s/ Howard W. Lutnick	Chief Executive Officer and Chairman of the Board of Directors	March 26, 2021
Howard W. Lutnick	(Principal Executive Officer)

/s/ John C. Griffin	Chief Financial Officer	March 26, 2021
John C. Griffin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Arthur F. Backal	Director	March 26, 2021
Arthur F. Backal

/s/ Christopher P. Yoshida	Director	March 26, 2021
Christopher P. Yoshida

/s/ Emanuel Stern	Director	March 26, 2021
Emanuel Stern

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rodin Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rodin Income Trust, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

New York, New York

March 26, 2021

RODIN INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$4,804,926	$905,358
Commercial mortgage loans, held for investment	16,624,680	25,743,980
Investment in real estate-related assets	8,100,000	—
Receivables for commercial mortgage loans	1,800,000	—
Due from related party	41,463	4,765
Accrued interest receivable	184,937	177,177
Total assets	$31,556,006	$26,831,280
Liabilities and Equity
Liabilities
Loan participations sold	$8,019,000	$14,970,000
Due to related party	4,761,089	266,799
Distributions payable	110,004	67,730
Accrued interest payable	68,788	83,246
Accounts payable and accrued expenses	80,546	16,384
Total liabilities	13,039,427	15,404,159
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, and 416,559 and 337,229 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	4,166	3,372
Class T common stock, $0.01 par value per share, 200,000,000 shares authorized, 210,033 and 56,413 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	2,100	564
Class I common stock, $0.01 par value per share, 50,000,000 shares authorized, and 175,241 and 99,575 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	1,752	996
Additional paid-in capital	18,296,613	11,468,863
Retained earnings and cumulative distributions	99,823	(47,674)
Total controlling interest	18,404,454	11,426,121
Non-controlling interests in subsidiaries	112,125	1,000
Total stockholders' equity	18,516,579	11,427,121
Total liabilities and stockholders' equity	$31,556,006	$26,831,280

The accompanying notes are an integral part of these consolidated financial statements.

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	Ended December 31,
	2020	2019
Interest income:
Interest income	$2,637,935	$2,528,649
Less: Interest income related to loan participations sold	(1,184,699)	(1,619,180)
Total interest income, net	1,453,236	909,469
Operating expenses:
General and administrative expenses	104,157	116,420
Management fees	156,107	95,953
Total operating expenses	260,264	212,373
Net income (loss)	$1,192,972	$697,096
Weighted average shares outstanding	633,113	362,060
Net income (loss) per common share - basic and diluted	$1.88	$1.93

The accompanying notes are an integral part of these consolidated financial statements.

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Controlling Interest
								Retained
	Common Stock						Additional	Earnings and	Non-	Total
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2019	82,309	$823	—	$—	87,139	$871	$4,060,151	$(163,088)	$1,000	$3,899,757
Common stock	252,933	2,530	56,067	561	11,799	119	7,716,925	—	—	7,720,135
Common stock repurchased	—	—	—	—	—	—	—	—	—	—
Distribution reinvestment	1,987	19	346	3	637	6	69,265	—	—	69,293
Offering costs, commissions and fees	—	—	—	—	—	—	(377,478)	—	—	(377,478)
Net income (loss)	—	—	—	—	—	—	—	697,096	—	697,096
Distributions declared	—	—	—	—	—	—	—	(581,682)	—	(581,682)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2019	337,229	$3,372	56,413	$564	99,575	$996	$11,468,863	$(47,674)	$1,000	$11,427,121

	Controlling Interest
								Retained
	Common Stock						Additional	Earnings and	Non-	Total
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2020	337,229	$3,372	$56,413	$564	$99,575	$996	$11,468,863	$(47,674)	$1,000	$11,427,121
Common stock	80,513	806	151,595	1,516	75,813	758	7,163,255	—	—	7,166,335
Common stock repurchased	(5,996)	(60)	—	—	(1,151)	(12)	(159,227)	—	—	(159,299)
Distribution reinvestment	4,813	48	2,025	20	1,004	10	178,809	—	—	178,887
Offering costs, commissions and fees	—	—	—	—	—	—	(355,087)	—	—	(355,087)
Net income (loss)	—	—	—	—	—	—	—	1,192,972	—	1,192,972
Distributions declared	—	—	—	—	—	—	—	(1,045,475)	(13,875)	(1,059,350)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	125,000	125,000
Balance as of December 31, 2020	416,559	4,166	210,033	2,100	175,241	1,752	$18,296,613	99,823	112,125	18,516,579

The accompanying notes are an integral part of these consolidated financial statements.

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,192,972	$697,096
Changes in assets and liabilities:
(Increase)/decrease in due from related party	(36,698)	5,247
(Increase) in accrued interest receivable	(7,760)	(7,409)
Decrease in prepaid expenses	—	9,493
Increase/(decrease) in due to related party	4,311	(12,007)
(Decrease) in accrued interest payable	(14,458)	(52,811)
Increase/(decrease) in accounts payable and accrued expenses	64,162	(6,000)
Net cash provided by operating activities	1,202,529	633,609
Cash flows from investing activities:
Repurchases of loan participation interest	(2,600,000)	(6,189,044)
Fundings of commercial mortgage loans, held for investment	(780,700)	(721,427)
Cash used in investing activities	(3,380,700)	(6,910,471)
Cash flows from financing activities:
Proceeds from issuance of common stock	6,971,127	7,469,842
Distributions to common stockholders	(824,314)	(466,873)
Acquired non-controlling interests	104,100	—
Payments from redemptions of common stock	(159,299)	—
Preferred stock dividends	(13,875)	—
Net cash provided by financing activities	6,077,739	7,002,969
Net increase in cash and cash equivalents	3,899,568	726,107
Cash and cash equivalents, at beginning of year	$905,358	$179,251
Cash and cash equivalents, at end of year	$4,804,926	$905,358

Non-cash investing and financing activities:
Conversion of commercial mortgage loans, held for investment to investment in real-estate related assets	$8,100,000	$—
Repurchases of loan participation interest	$4,351,000	$—
Receivables for commercial mortgage loans	$1,800,000	$—
Distribution reinvestment	$178,887	$69,293
Distributions payable	$42,274	$45,516

The accompanying notes are an integral part of these consolidated financial statements.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Business Purpose

Rodin Income Trust, Inc. (the “Company”) was formed on January 19, 2016 as a Maryland corporation that has elected to qualify as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes, commencing with its 2019 tax year. The Company’s consolidated financial statements include Rodin Income Trust Operating Partnership, L.P. (the “Operating Partnership”), RIT REIT Sub I, Inc. (“RIT REIT Sub I”), and RIT Lending, Inc. (“RIT Lending”). Both RIT REIT Sub I and RIT Lending are indirect wholly owned subsidiaries of the Company. Substantially all of the Company’s business is expected to be conducted through the Operating Partnership, a Delaware partnership formed on January 19, 2016. The Company is the sole general and limited partner of the Operating Partnership. Unless the context otherwise requires, the “Company” refers to the Company and the Operating Partnership. The Company currently operates its business in one reportable segment, which intends to focus on originating mortgage or mezzanine loans, secured mainly by commercial real estate, investing in participations of such loans, and other real estate-related assets.

On January 22, 2016, the Company was capitalized with a $200,001 investment by its sponsor, Cantor Fitzgerald Investors, LLC (“CFI”), through the purchase of 8,180 Class A shares of common stock. In addition, an indirect wholly owned subsidiary of CFI, Rodin Income Trust OP Holdings, LLC (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units, which is recorded as a non-controlling interest on the consolidated balance sheets as of December 31, 2020 and December 31, 2019, respectively. The Company has registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). On June 28, 2018, the Company satisfied the minimum offering requirement for the Offering (the “Minimum Offering Requirement”) as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share. On April 20, 2020, the Company’s board of directors authorized the extension of the term of the Offering until May 2, 2021.

The Company intends to focus on originating mortgage, mezzanine and preferred equity loans secured mainly by commercial real estate located primarily in the U.S., United Kingdom, and other European Countries. The Company may also invest in commercial real estate securities and properties. Commercial real estate investments may include mortgage loans, subordinated mortgage and non-mortgage interests, including preferred equity investments and mezzanine loans, and participations in such instruments. Commercial real estate securities may include commercial mortgage-backed securities (“CMBS”), unsecured debt of publicly traded REITs, debt or equity securities of publicly traded real estate companies and structured notes.

As of December 31, 2020, the Company had made the following investments (collectively, the “Investments”):

•

The Company originated, through RIT Lending, an $18 million fixed rate mezzanine loan (the “Delshah Loan”) to DS Brooklyn Portfolio Mezz LLC (the “Mezzanine Borrower”), an affiliate of Delshah Capital Limited (“Delshah”), for the acquisition of a 28-property multifamily portfolio by Delshah located in Brooklyn and Manhattan, NY (each a “Property” and collectively the “Portfolio”). Subsequent to the initial origination, an affiliate of Delshah paid down the original balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the Delshah Loan) converted from the mezzanine loan to a preferred equity interest (the “Delshah Preferred Equity Interest”) in DS Brooklyn Portfolio Holdings LLC. (See Notes 3 and 5)

•

The Company also originated, through RIT lending, an $8.99 million floating-rate mezzanine loan (the “East 12th Street Loan”), to DS 531 E. 12th Mezz LLC (the “East 12th Street Mezzanine Borrower”), an affiliate of Delshah, for the acquisition of a multifamily property by Delshah located in Manhattan, NY (the “East 12th Street Property”). Approximately $6.83 million of the East 12th Street Loan was funded at closing. As of December 31, 2020, approximately $8.52 million of the East 12th Street Loan has been funded. (See Note 3)

The Company is externally managed by Rodin Income Advisors, LLC (the “Advisor”), a Delaware limited liability company and a wholly owned subsidiary of CFI. CFI is a wholly owned subsidiary of CFIM Holdings, LLC, which is a wholly owned subsidiary of Cantor Fitzgerald, L.P. (“CFLP”).

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company evaluates all of its investments to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of December 31, 2020 and December 31, 2019, the Company concluded that it did not have any investments in VIEs.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial Mortgage Loans, Held for Investment

Commercial mortgage loans are generally intended to be held for investment and, accordingly, are carried at cost, net of unamortized loan fees, premiums, discounts and unfunded commitments. Commercial mortgage loans, held for investment that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate. Commercial mortgage loans where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value. As of December 31, 2020 and December 31, 2019, the Company has originated two mezzanine loans and classified them as held for investment.

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

Investment in Real Estate-Related Assets

Preferred Equity Investment

The Company has made a preferred equity investment in the Delshah Preferred Equity Interest. Preferred equity investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized fees, premium, discount and unfunded commitments. Preferred Equity investments that are deemed to be impaired are carried at amortized cost less a loss reserve, if deemed appropriate. Preferred equity investments where the Company does not have the intent to hold the investment for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value.

Preferred equity investments are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect principal and preferred return income amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loss reserves on a periodic basis. Significant judgment of management is required in this analysis. The Company considers the estimated net recoverable value of the preferred equity investment as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the preferred equity investment, a loss reserve is recorded with a corresponding charge to provision for losses. The loss reserve for each preferred equity investment is maintained at a level that is determined to be adequate by management to absorb probable losses.

Income recognition is suspended for a preferred equity investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired preferred equity investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired preferred equity investment is not in doubt, contractual preferred return income is recorded as preferred return income when received, under the cash basis method until an accrual is resumed when the preferred return investment becomes contractually current and performance is demonstrated to be resumed. A preferred return investment is written off when it is no longer realizable and/or legally discharged. No impairment losses were recorded during the year ended December 31, 2020 after the Company assessed the recoverability of its assets. As of December 31, 2020, no impairment losses have been identified.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Interest income from the Company’s Commercial mortgage loans, held for investment is recognized when earned and accrued based on the outstanding accrual balance and any related premium, discount, origination costs and fees are amortized over the term of the loan on a straight-line basis. The amortization is reflected as an adjustment to Interest income in earnings. The amortization of a premium or accretion of a discount is discontinued if such loan is reclassified to held for sale.

Preferred return income from the Company’s preferred equity investment is recognized when earned and accrued based on the outstanding investment balance.

Credit Losses and Impairment on Commercial Mortgage Loans, Held for Investment

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

Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of December 31, 2020 and December 31, 2019, no impairment has been identified for loans that are held for investment. There are no loans that have been classified as past due or in non-accrual status as of December 31, 2020 and December 31, 2019.

Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk include Cash and cash equivalents. At times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates this risk by investing its cash with high-credit quality financial institutions.

Receivables for commercial mortgage loans

Principal collections of commercial mortgage loans, held for investment receivable is comprised solely of amounts due from Delshah for a paydown of principal for the Delshah Loan. As of December 31, 2020 and December 31, 2019, the balance of Principal collections of commercial mortgage loans, held for investment receivable was $1,800,000 and $0, respectively. The full amount of Receivables for commercial mortgage loans outstanding was collected by the Company in January 2021.

Due from Related Party

Due from related party includes amounts owed to the Company by CFI pursuant to the terms of the Sponsor Support Agreement for the reimbursement of selling commissions and dealer manager fees, as well as other amounts due from the Advisor. As of December 31, 2020 and December 31, 2019, the balance of Due from related party was $41,463 and $4,765, respectively. The full amounts of Sponsor Support outstanding at December 31, 2020 and December 31, 2019 were received by the Company during January 2021 and January 2020, respectively.

Due to Related Party

Due to related party is comprised of amounts contractually owed by the Company for various services provided to the Company from a related party, as well as amounts due to CFI for repurchases of loan participations sold pursuant to the Delshah Loan modification, which at December 31, 2020 and December 31, 2019 was $4,761,089 and $266,799, respectively.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses is comprised of amounts owed by the Company for compensation to the Company’s independent board of directors relating to pro-rated annual compensation as well as attendance at meetings of the board of directors, As of December 31, 2020 and December 31, 2019, accounts payable and accrued expenses was $80,546 and $16,384, respectively.

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was June 28, 2019 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but it is not required to do so. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs ratably over a 36-month period; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds of the Offering (the “1% Cap”), as of such payment date. To the extent the Advisor pays any additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period.  As of December 31, 2020, the Advisor has continued to pay all O&O Costs on behalf of the Company.

As of December 31, 2020 and December 31, 2019, the Advisor has incurred $5,897,934 and $5,753,263, respectively, of O&O Costs on behalf of the Company. The Company’s obligation is limited to the 1% Cap, less any reimbursement payments made by the Company to the Advisor for O&O costs incurred, which at December 31, 2020 and December 31, 2019 was $115,277 and $98,054, respectively, and is included within Due to related party in the accompanying consolidated balance sheets. As of December 31, 2020, in prior periods organizational costs of $449 had been recorded since inception in General and administrative expenses. As of December 31, 2020 and December 31, 2019, offering costs of $188,710 and $116,853, respectively, were charged to stockholders’ equity. As of December 31, 2020 and December 31, 2019, the Company has made reimbursement payments of $73,882 and $19,248, respectively, to the Advisor for O&O Costs incurred.

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

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of December 31, 2020 and December 31, 2019, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the years ended December 31, 2020 and December 31, 2019, basic and diluted net income per common share was $1.88 and $1.93, respectively.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on the classification of a lease as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional (and optional) transition method to adopt the leases standard. Under this transition method, a reporting entity would initially apply the lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with previous U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures required by ASC 840 for all periods presented under that standard. Further, ASU No. 2018-11 contains an additional practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842), Codification Improvements, to clarify certain application and transitional disclosure aspects of the leases standard. The amendments address determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers and clarify interim period transition disclosure requirements, among other issues. The guidance in ASUs 2016-02, 2018-10, 2018-11 and 2018-20 was effective beginning January 1, 2019, with early adoption permitted; whereas the guidance in ASU 2019-01 was effective beginning January 1, 2020, with early adoption permitted. The Company adopted the above mentioned standards on January 1, 2019 using the effective date as the date of initial application. Therefore, pursuant to this transition method financial information was not updated and the disclosures required under the leases standards were not provided for dates and periods before January 1, 2019. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The guidance is part of the FASB’s disclosure framework project, whose objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements. The ASU eliminates, amends and adds certain disclosure requirements for fair value measurements. The FASB concluded that these changes improve the overall usefulness of the footnote disclosures for financial statement users and reduce costs for preparers. The new standard became effective for the Company beginning January 1, 2020 and early adoption is permitted for eliminated and modified fair value measurement disclosures. Certain disclosures are required to be applied prospectively and other disclosures need to be adopted retrospectively in the period of adoption. As permitted by the transition guidance in the ASU, the Company early adopted, eliminated and modified disclosure requirements as of September 30, 2018. The early adoption of this guidance did not have an impact on the Company’s consolidated financial statements. The additional disclosure requirements were adopted by the Company beginning January 1, 2020, and the adoption of these fair value measurement disclosures did not have an impact on the Company’s consolidated financial statements. See Note 10 — Fair Value Measurements for additional information.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance was issued in response to stakeholders’ observations that Topic 810, Consolidation, could be improved in the areas of applying the VIE guidance to private companies under common control and in considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The Company adopted the standard on its effective date beginning January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination (“PCD assets”), the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to clarify that operating lease receivables accounted for under ASC 842, Leases, are not in the scope of the new credit losses guidance, and, instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU makes changes to the guidance introduced or amended by ASU No. 2016-13 to clarify the scope of the credit losses standard and address guidance related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other issues. In addition, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU allow entities, upon adoption of ASU No. 2016-13, to irrevocably elect the fair value option for financial instruments that were previously carried at amortized cost and are eligible for the fair value option under ASC 825-10, Financial Instruments: Overall. In November 2019, the FASB issued ASU No. 2019-10, Financial instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates. Pursuant to this ASU, the effective date of the new credit losses standard was deferred, and the new credit impairment guidance will become effective for the Company on January 1, 2023 under a modified retrospective approach, and early adoption is permitted. In addition, in November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in this ASU require entities to include certain expected recoveries of the amortized cost basis previously written off, or expected to be written off, in the allowance for credit losses for PCD assets; provide transition relief related to troubled debt restructurings; allow entities to exclude accrued interest amounts from certain required disclosures; and clarify the requirements for applying the collateral maintenance practical expedient. The amendments in ASUs No. 2018-19, 2019-04, 2019-05, 2019-10 and 2019-11 are required to be adopted concurrently with the guidance in ASU No. 2016-13. The Company plans to adopt the standards on January 1, 2023. Management is continuing to implement the new credit losses guidance, including the assessment of the impact of the new guidance on the Company’s consolidated financial statements. Given the objective of the new standard, it is generally expected allowances for credit losses for the financial instruments within its scope would increase, however, the amount of any change will be dependent on the composition and quality of the Company’s portfolios at the adoption date as well as economic conditions and forecasts at that time.

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

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This ASU makes narrow-scope amendments related to various aspects pertaining to financial instruments and related disclosures by clarifying or improving the Codification. Certain guidance became effective for the Company for annual periods beginning January 1, 2020, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. The guidance related to credit losses will be effective for the Company on January 1, 2023. Early adoption is permitted. Management is currently evaluating the impact of the new credit losses guidance on the Company’s consolidated financial statements.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, and borrowings) necessitated by reference rate reform as entities transition away from LIBOR and other interbank offered rates to alternative reference rates. This ASU also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. The ASU is effective upon issuance and generally can be applied through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this standard are elective and principally apply to entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform (referred to as the “discounting transition”). The standard expands the scope of ASC 848, Reference Rate Reform, and allows entities to elect optional expedients to derivative contracts impacted by the discounting transition. Similar to ASU No. 2020-04, provisions of this ASU are effective upon issuance and generally can be applied through December 31, 2022. Management is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements.

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

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. The standard amends the Codification by moving existing disclosure requirements to (or adding appropriate references in) the relevant disclosure sections. The ASU also clarifies various provisions of the Codification by amending and adding new headings, cross-referencing, and refining or correcting terminology. The new standard will become effective for the Company beginning January 1, 2022 and can be applied using either a modified retrospective or a fully retrospective method of transition. Management is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020 and December 31, 2019, the Company had repurchased participation interests in the Delshah Loan from CFI in the amount of $9,081,000 and $2,130,000, respectively.

During the years ended December 31, 2020 and December 31, 2019, the Company earned Interest income, net of $480,601 and $160,430, respectively, on the Delshah Loan, consisting of $1,665,300 and $1,660,750, respectively, of total Interest less $1,184,699 and $1,500,320, respectively, of Interest income related to Loan participations sold.

Summary of the modification

At Delshah’s request, the Company agreed to the following modification of the Delshah Loan, effective December 31, 2020. On December 31, 2020, an affiliate of Delshah paid down the original balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the Delshah Loan) converted from the mezzanine loan to the Delshah Preferred Equity Interest in DS Brooklyn Portfolio Holdings LLC, the sole owner of the Mezzanine Borrower, on the terms described below, to be held by RIT Lending. The other member of DS Brooklyn Portfolio Holdings LLC is DS Property Acquisitions LLC, an affiliate of Delshah.

The remaining $8.1 million balance of the Delshah Loan remained outstanding as a mezzanine loan on the same terms as those in effect prior to the conversion. Following the conversion, CFI has 99% interest in the Delshah Loan and the Company has a 1% interest in the Delshah Loan and 100% of the Delshah Preferred Equity Interest.

The following table provides certain information about the Delshah Loan:

Loan Type	Loan Amount	Loan Term	Coupon	Amortization	Loan-to- Value(1)
Mezzanine Loan	$8,100,000	10 years	9.10% subject to a potential increase in year six	Interest only	83.14%

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The delay in completion of the renovation and the anticipated extended duration of unit sales has resulted in a substantial draw-down by the East 12th Street Senior Borrower of the debt service/carry cost reserve under each of the East 12th Street senior and mezzanine loans. In order to replenish the East 12th Street senior loan interest/carry reserve and ensure sufficient funding to complete the project, Delshah requested an increase in the size of the East 12th Street senior loan, along with RIT Lending consent for such increase.

On December 11, 2020, RIT Lending executed the consent to the proposed upsizing and modification of the East 12th Street senior loan as well as the modification of the East 12th Street Loan as further described below. The changes to the East 12th Street senior loan include increases to the debt and equity amounts, increases to the required contingency and capital expenditure reserve amounts, as well as modifications to the cash waterfall. The cash waterfall was modified as follows: all net sales proceeds from the sales of condominiums are applied against the outstanding East 12th Street senior loan balance until the senior loan is fully paid off, then the remainder to Delshah. Prior to the modification, the East 12th Street senior loan provided for the following cash waterfall: all net sales proceeds applied against outstanding the senior loan balance until the senior loan is 50% paid off, then split 60/40% between the senior and the East 12th Street Loan until the senior loan is paid off in full, then to the East 12th Street Loan until paid off in full, and then the remainder to Delshah.

As of December 31, 2020, the Company and CFI had advanced $1,459,417 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $200,583. As of December 31, 2020, the Company had advanced $235,263 for capital expenditure, reducing the amount withheld for capital expenditure, broker commissions and tenant improvements to $264,737. As of December 31, 2020, the total funded amount for the East 12th Street Loan was $8,524,680.

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

As of July 16, 2019, the Company had repurchased participation interests in the East 12th Street Loan from CFI in the amount of $5,609,044, increasing the Company’s total interest in the East 12th Street Loan to 100%.

During the years ended December 31, 2020 and December 31, 2019, the Company earned Interest income, net of $972,635 and $749,039, respectively, on the East 12th Street Loan, consisting of $972,635 and $867,899, respectively, of total Interest less $0 and $118,860, respectively, of Interest income related to Loan participations sold to CFI.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity on the loans at December 31, 2020.

Activity	Delshah Loan	RIT Participation Interest %	Total Delshah Loan	East 12th Street Loan	RIT Participation Interest %	Total East 12th Street Loan	Total Loans
Total Loan Amount	$18,000,000		$18,000,000	$8,990,000		$8,990,000	$26,990,000

Initial Funding	18,000,000	100.00%	18,000,000	6,830,000	100.00%	6,830,000	24,830,000
Interest Participation Sale	(17,100,000)	-95.00%	—	(5,435,000)	-79.58%	—	—
Ownership	900,000	5.00%	18,000,000	1,395,000	20.42%	6,830,000	24,830,000
Advance for Interest Shortfall	—	—	—	1,459,417	—	1,459,417	1,459,417
Interest Participation Sale - Interest Shortfall	—	—	—	(174,044)	—	—	—
Advance for Capital Expenditures	—	—	—	235,263	—	235,263	235,263
RIT Interest Participation Purchase	9,081,000	50.45%	—	5,609,044	79.58%	—	—
Principal Paydown	(1,800,000)	-10.00%	(1,800,000)	—	—	—	(1,800,000)
Conversion to Preferred Equity	(8,100,000)	-44.45%	(8,100,000)	—	—	—	(8,100,000)
Ownership	$81,000	1.00%	$8,100,000	$8,524,680	100.00%	$8,524,680	$16,624,680

During the years ended December 31, 2020 and December 31, 2019, the Company earned total Interest income, net of $1,453,236 and $909,469, respectively, which was comprised of total Interest income of $2,637,935 and $2,528,649, respectively, less Interest income related to Loan participations sold of $1,184,699 and $1,619,180, respectively.

Concentration of Credit Risk

The following table presents the geography and property type of collateral underlying the Company’s Commercial mortgage loans, held for investment as a percentage of the loan’s carrying value as of December 31, 2020 and December 31, 2019:

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

As of December 31, 2020 and December 31, 2019, the Company had repurchased participation interests in the Delshah Loan from CFI totaling $9,081,000 and $2,130,000 respectively. On December 31, 2020, an affiliate of Delshah paid down the original balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the Delshah Loan) converted from the mezzanine loan to the Delshah Preferred Equity Interest in DS Brooklyn Portfolio Holdings LLC, the sole owner of the Delshah Borrower, to be held by RIT Lending. As a result, as of December 31, 2020, the Company’s total interest was reduced to $81,000, which represents a 1.00% ownership interest in the Delshah Loan.

As of December 31, 2019, the Company had repurchased participation interests in the Delshah Loan from CFI totaling $2,130,000, increasing the Company’s total interest to $3,030,000, representing a 16.83% ownership interest in the Delshah Loan.

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

As of July 16, 2019, the Company had repurchased remaining participation interests in the East 12th Street Loan from CFI in the amount of $5,609,044. As a result, as of December 31, 2020 and December 31, 2019, the Company’s ownership interest in the East 12th Street loan was 100%. As of December 31, 2020 and December 31, 2019 the Company had made interest shortfall fundings of $1,285,373 and $913,980, respectively, and capital expenditure advances of $235,263 and $0, respectively, increasing the Company’s total interest to $8,524,680 and $7,743,980, respectively.

Note 5 – Investment in real estate-related assets

As described above in Note 3, pursuant to Delshah’s request to modify the Delshah Loan, on December 31, 2020, an affiliate of Delshah paid down the original balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the Delshah Loan) converted from the mezzanine loan to the Delshah Preferred Equity Interest in DS Brooklyn Portfolio Holdings LLC.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The $8.1 million Delshah Preferred Equity Interest has the mandatory redemption date of the earlier of September 21, 2028 or the maturity date of either Delshah senior loan or Delshah Loan. In addition, the DS Property Acquisitions LLC (the “Operating Member”), an affiliate of Delshah, may redeem the Delshah Preferred Equity Interest in whole or in part on any business day upon at least 5 business days prior written notice.

The preferred return for the Delshah Preferred Equity Interest until September 21, 2023 is 10.00%. At such date, the preferred return for the Delshah Preferred Equity Interest will change to the greater of (i) 10.25% or (ii) 740 basis points over the then existing five-year U.S. Treasury Note Yield, such interest rate then in effect for Delshah Preferred Equity Interest is referred to as the Mortgage Loan Interest Rate. However, in the event certain conditions described in the next sentence are not satisfied by September 21, 2023, the interest rate for the Delshah Loan will increase to the greater of (i) 11.25% or (ii) 840 basis points over the Mortgage Loan Interest Rate in effect. The interest rate modification conditions to be satisfied by September 21, 2023 are: (a) a minimum financing yield on the combined Delshah Loan, Delshah senior loan and Delshah Preferred Equity Interest amount of 7.0%; (b) a financing service coverage ratio of at least 1.10x, on the combined Delshah Loan, Delshah senior loan and Delshah Preferred Equity Interest amount; and (c) the then outstanding balance of the combined Delshah Loan, Delshah senior loan and Delshah Preferred Equity Interest is not greater than 75.0% of the value of the Delshah portfolio. The Operating Member has the right to cause any portion of the preferred return in excess of 9.1% to be paid as a payment-in-kind (including as an increase in the capital balance of the Delshah Preferred Equity Interest).

On the 10th day of each month, available cash flow will be distributed as follows: (i) to any reserves required under the operating agreement of DS Brooklyn Portfolio Holdings LLC for taxes or insurance premiums, (ii) to the accrued and unpaid return on any special contributions made by RIT Lending, (iii) to repayment of any special contributions made by RIT Lending until paid in full, (iv) to the accrued and unpaid return on the Delshah Preferred Equity Interest, (v) provided no trigger event is continuing, to the payment of a cumulative return on the capital contribution made by RIT Lending at a rate equal to 15% (the “Operating Member Return”), (vi) to repayment of the capital balance of the Delshah Preferred Equity Interest, (vii) during the continuance of a trigger event, to the payment of the Operating Member Return, and (viii) any remaining amounts to be distributed on a pari passu basis 20% to RIT Lending and 80% to Operating Member. In addition, any excess proceeds will be used to pay down Delshah Preferred Equity Interest.

In connection with the Delshah Preferred Equity Interest, Delshah paid the Advisor a fee totaling $60,750 (75 basis points on the $8.1 million amount of the Delshah Preferred Equity Interest).

The following table provides certain information about the Delshah Preferred Equity Interest:

Portfolio	Original Investment Amount	Preferred Return
Preferred Equity Investment	$8,100,000	Ranging from 10.00% in 2020 to 10.25% in 2023

Note 6 – Stockholders’ Equity

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

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of December 31, 2020, the Company’s total number of authorized shares of common stock was 410,000,000 consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 50,000,000 of Class I authorized common shares. The Company has the right to reallocate the shares of common stock offered between the Primary Offering and the DRP. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares will be lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the Primary Offering.

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

As of December 31, 2020, the Company had sold 793,653 shares of its common stock (consisting of 408,379 Class A shares and 175,241 Class I shares and 210,033 Class T shares) in the Offering for aggregate net proceeds of $18,314,241.

Distributions

The Company’s board of directors authorized, and the Company declared, distributions through August 14, 2019 in an amount equal to $0.004357260, for the period August 15, 2019 through November 14, 2019 in an amount equal to $0.004493151, and for the period November 15, 2019 through May 14, 2021 in an amount equal to $0.004602739, per day (or approximately $1.68 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

As of December 31, 2020 and December 31, 2019, the Company has declared common share distributions of $1,683,923 and $638,448 respectively, of which $110,004 and $67,730, respectively, was unpaid as of the respective reporting dates and has been recorded as Distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of December 31, 2020 were paid during January 2021. As of December 31, 2020 and December 31, 2019, distributions reinvested pursuant to the Company’s DRP are $251,548 and $72,661, respectively.

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

As of December 31, 2020, the Company repurchased 7,147 shares, in the amount of $159,299. The Company did not repurchase any shares during the year ended December 31, 2019.

Non-controlling Interest

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor.

In January 2020, in order to comply with certain REIT qualification requirements, RIT REIT Sub I issued in a private placement 125 shares of preferred stock to accredited investors for gross offering proceeds of $125,000. Pursuant to the private placement offering, RIT REIT Sub I incurred $20,900 of offering costs, which have been included within Additional paid-in capital on the accompanying consolidated balance sheet. The shares of preferred stock entitle the holders to an annual 12% preferred return, which, as of December 31, 2020, was $13,875. Such amount was paid to the preferred stockholders during 2020.

The above-mentioned Special Unit Holder interest and RIT REIT Sub I private placement offering have been recorded as components of non-controlling interest on the consolidated balance sheets as of December 31, 2020 and December 31, 2019, respectively.

Note 7 – Related Party Transactions

Modification related to the Delshah Loan

Effective as of December 31, 2020, an affiliate of Delshah paid down the original balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the Delshah Loan) converted from the mezzanine loan to the Delshah Preferred Equity Interest to be held by RIT Lending. As a result, as of December 31, 2020, the Company’s total interest was reduced to $81,000, which represents a 1.00% ownership interest in the Delshah Loan. Pursuant to the loan modification transaction, at December 31, 2020, the Company owed $4,351,000 to CFI for repurchases of loan participations sold, which has been included as a component of Due to related party in the accompanying consolidated balance sheet.

Fees and Expenses

The Company and the Advisor entered into an amended and restated advisory agreement, dated as of September 28, 2018, as amended by amendment no. 1 to the amended and restated advisory agreement (the “Advisory Agreement”), dated and effective as of September 28, 2019. The amendment to the Advisory Agreement (i) amends the monthly asset management fee from one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month, to one-twelfth of 1.20% of the Company’s most recently disclosed NAV and (ii) renews the term of the Advisory Agreement for an additional one-year term commencing on September 28, 2019. On September 28, 2020, the Advisory Agreement was renewed for an additional one year term. Pursuant to the Advisory Agreement, and subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and managing investments on behalf of the Company. For providing such services, the Advisor receives fees and reimbursements from the Company. The following summarizes these fees and reimbursements.

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

The Advisor has agreed to pay for all O&O Costs on the Company’s behalf through the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. The Company began reimbursing the Advisor for such costs ratably over the 36 months following the Escrow Break Anniversary; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs to be paid to the Advisor to exceed the 1% Cap as of such reimbursement date. As of December 31, 2020 and December 31, 2019, the Advisor had incurred $5,897,934 and $5,753,263, respectively, of O&O Costs on behalf of the Company. The Company’s obligation is limited to the 1% Cap, less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which at December 31, 2020 and December 31, 2019 was $115,277 and $98,054, respectively, and is included within Due to related party in the accompanying consolidated balance sheets. At December 31, 2020, in prior periods organizational costs of $449 had been recorded since inception in General and administrative expenses. As of December 31, 2020 and December 31, 2019, offering costs of $188,710 and $116,853, respectively, were charged to stockholders’ equity. As of December 31, 2020 and December 31, 2019, the Company has made reimbursement payments of $73,882 and $19,248, respectively, to the Advisor for O&O Costs incurred.  As of December 31, 2020, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Acquisition Expenses. The Company does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of December 31, 2020 or December 31, 2019.

Origination Fees. The Company will pay the Advisor up to 1.0% of the amount funded by the Company to originate commercial real estate-related loans, but only if and to the extent there is a corresponding fee paid by the borrower to the Company. During the years ended December 31, 2020 and December 31, 2019, no origination fees were paid or incurred.

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

For the years ended December 31, 2020 and December 31, 2019, the Company incurred asset management fees of $156,107 and $95,953, respectively. The asset management fee related to the month of December 2020 of $14,834 is unpaid as of December 31, 2020 and has been included within Due to related party on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. Effective beginning in the third quarter of 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of Unreimbursed Operating Expenses (as defined below).

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning on October 1, 2019, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2019, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior periods in excess of the limitation to be remitted back to the Company. As of December 31, 2020 and December 31, 2019, the Company has accrued but not reimbursed any of the $108,485 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

During the years ended December 31, 2020 and December 31, 2019, the Company did not incur any operating expenses reimbursable to the Advisor, in accordance with the terms of the Advisory Agreement.

Reimbursable operating expenses include personnel and related employment costs incurred by the Advisor or its affiliates in performing the services described in the Advisory Agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At December 31, 2020, any unpaid reimbursable operating expenses are included within Due to related party on the accompanying consolidated balance sheet.

As of December 31, 2020, the total amount of Unreimbursed Operating Expenses (as defined below) was $4,050,170. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the year ended December 31, 2020 which were not invoiced to the Company amounted to $1,011,270.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of December 31, 2020 and December 31, 2019, no disposition fees have been incurred by the Company.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selling Commissions, Dealer Manager Fees and Distribution Fees

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

As of December 31, 2020, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in this paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from the Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of December 31, 2020 and December 31, 2019, CFI has paid Sponsor Support totaling $586,881 and $344,656, respectively, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances. The following summarizes fees payable to the Dealer Manager:

Selling Commissions.  Selling commissions payable to the Dealer Manager consist of (i) up to 1.0% of gross offering proceeds paid by CFI for Class A shares and Class T shares and (ii) up to 5.0% and 2.0% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the Primary Offering. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions are payable with respect to Class I shares. As of December 31, 2020 and December 31, 2019, the Company has incurred $409,652 and $285,919 of selling commissions to date, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of December 31, 2020 and December 31, 2019, $116,852 and $66,316 of Sponsor Support, respectively, has been recorded and $116,102 and $66,316, respectively, has been reimbursed by CFI. During January 2021, the Company received the remaining Sponsor Support for selling commissions of $750 related to the month ended December 31, 2020.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the Primary Offering, all of which will be paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. As of December 31, 2020 and December 31, 2019, the Company has recorded $471,530 and $283,105 of dealer manager fees to date, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of December 31, 2020 and December 31, 2019, all of the Sponsor Support related to dealer manager fees has been recorded and $470,780 and $278,340, respectively, has been reimbursed by CFI. During January 2021, the Company received the remaining Sponsor Support for dealer manager fees of $750 related to the year ended December 31, 2020.

Distribution Fees. Distribution fees are payable to the Dealer Manager, subject to the terms set forth in the dealer manager agreement between the Company and the Dealer Manager. Distributions fees are paid with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee is payable monthly in arrears and is paid on a continuous basis from year to year. During the years ended December 31, 2020 and December 31, 2019, the Company paid distribution fees of $16,842 and $3,675, respectively. As of December 31, 2020 and December 31, 2019, the Company has incurred a liability of $171,493 and $49,739, respectively, which is included within Due to related party on the consolidated balance sheets, $4,014 and $1,132, respectively, of which was payable as of December 31, 2020 and December 31, 2019 and paid during January 2021 and January 2020, respectively.

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

The following table summarizes the above mentioned fees, and expenses incurred by the Company and Preferred Equity Interest payment due as of December 31, 2020:

		Due to related party as of	Year ended December 31, 2020		Due to related party as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2019	Incurred	Paid	December 31, 2020
Management Fees
Asset management fees	Management fees	$10,521	$156,107	$151,794	$14,834
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	108,485	—	—	108,485
Organization expenses(2)	General and administrative expenses	319	—	132	187
Offering costs(2)	Additional paid-in capital	97,735	75,257	57,902	115,090
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	123,732	123,732	—
Distribution fees	Additional paid-in capital	49,739	138,596	16,842	171,493
Repurchase of loan participations sold
Delshah Preferred Equity Interest	Investment in real estate-related assets	—	—	—	4,351,000
Total		$266,799	$493,692	$350,402	$4,761,089
Note:

(1) As of December 31, 2020, the Advisor has incurred, on behalf of the Company, a total of $4,050,170 in Unreimbursed Operating Expenses, including a total of $1,011,270 during the year ended December 31, 2020 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of December 31, 2020, the Advisor has incurred, on behalf of the Company, a total of $5,897,934 of O&O Costs, of which the Company’s obligation is limited to $115,277, pursuant to the 1% Cap.

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

As of December 31, 2020, CFI has invested $2,200,001 in the Company through the purchase of 88,180 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 80,000 Class I shares for an aggregate purchase price of $2,000,000).

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by the Company or by the Advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital. As of December 31, 2020, CFI has paid Sponsor Support totaling $586,881.

Note 8 – Economic Dependency

The Company is dependent on the Advisor and its affiliates for certain services that are essential to the Company, including the sale of the Company’s shares of capital stock, acquisition and disposition decisions and certain other responsibilities. In the event that the Advisor is unable or unwilling to provide such services, the Company would be required to find alternative service providers.

Note 9 – Commitments and Contingencies

As of December 31, 2020 and December 31, 2019, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unfunded Portion of the East 12th Street Loan

$6,830,000 of the East 12th Street Loan was funded at closing. $1,660,000 of the East 12th Street Loan was withheld to be advanced to the extent the East 12th Street Property generates insufficient cash flow to fully cover payment of interest on the East 12th Street Loan. The remaining portion of the East 12th Street Loan, $500,000, was withheld to be advanced to pay for capital expenditure, broker commissions and tenant improvements associated with the East 12th Street Property as approved by RIT Lending. No interest will accrue on the unfunded amounts. Subsequent to the date the East 12th Street Loan was originated, as of December 31, 2020, the Company and CFI have advanced $1,459,417 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $200,583. As of December 31, 2020, the Company had advanced $235,263 for capital expenditure, reducing the amount withheld for capital expenditure, broker commissions and tenant improvements to $264,737. As of December 31, 2020, the total funded amount for the East 12th Street Loan was $8,524,680. See Note 3 for additional information.

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

Note 10 – Fair Value Measurements

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Commercial mortgage loans, held for investment and Loan participations sold —The fair value is estimated by discounting the expected cash flows based on the market interest rates for similar loans to the Company’s Commercial mortgage loans, held for investment and Loan participations sold. The Company determined that the market interest rates as of December 31, 2020 for both the Delshah Loan and the East 12th Street Loan were greater than their contractual interest rates. As of December 31, 2020 and December 31, 2019, the estimated fair value of the Company’s Commercial mortgage loans, held for investment was $16,660,002 and $25,743,980, respectively. As of December 31, 2020 and December 31, 2019, the estimated fair value of the Company’s Loan participations sold was $8,208,784 and $14,970,000, respectively. The Company has not elected the fair value option to account for its Commercial mortgage loans, held for investment or Loan participations sold.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment in real estate-related assets - The fair value is estimated by discounting the expected cash flows outflows based on the market preferred return rates for similar preferred equity investments to the Company’s investment in the Delshah Preferred Equity Interest. As of December 31, 2020 and December 31, 2019, the estimated fair value of the Company’s Investment in real estate-related assets was $8,100,000 and $0. The Company has not elected the fair value option to account for its Investment in real estate-related assets.

Other financial instruments — The Company considers the carrying value of its Cash and cash equivalents to approximate its fair value because of the short period of time between its origination and its expected realization as well as its highly-liquid nature. Due to the short-term maturity of this instrument, Level 1 inputs are utilized to estimate the fair value of Cash and cash equivalents.

The following table details the principal balance, carrying value, and fair value of the Company’s financial assets and liabilities as of December 31, 2020:

			Fair Value
	Principal Balance	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$4,804,926	$4,804,926	$4,804,926	$—	$—	$4,804,926
Commercial mortgage loans, held for investment	$16,624,680	$16,624,680	$—	$—	$16,660,002	$16,660,002
Investment in real estate-related assets	$8,100,000	$8,100,000	$—	$—	$8,100,000	$8,100,000

Liabilities
Loan participations sold	$8,019,000	$8,019,000	$—	$—	$8,208,784	$8,208,784

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

Note 11 – Subsequent Events

Status of the Offering

As of March 23, 2021, the Company had sold an aggregate of 796,801 shares of its common stock (consisting of 409,966 Class A shares, 211,202 Class T shares, and 175,633 Class I shares) in the Offering resulting in net proceeds of $18,387,236 to the Company as payment for such shares.

Distributions

On February 12, 2021, the board of directors authorized, and the Company declared, distributions for the period from February 15, 2021 to May 14, 2021, in an amount equal to $0.004602739 per day per share (or approximately $1.68 on an annual basis). Distributions will be payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Capital Expenditure Advance

On March 10, 2021, the Company advanced an additional $122,873 for capital expenditures on the East 12th Street Loan, reducing the amount withheld for capital expenditure, broker commissions and tenant improvements to $141,864. As of March 10, 2021, the total funded amount for the East 12th Street Loan was $8,647,553.