Form 10-Q
period 2021-03-31
RODIN INCOME TRUST, INC.
filed 2021-05-17
CIK 1664780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, the registrant had 421,840 Class A shares, 175,771 Class I shares, and 211,394 Class T shares of $0.01 par value common stock outstanding.

RODIN INCOME TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RODIN INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$2,230,836	$4,804,926
Commercial mortgage loans, held for investment	16,747,553	16,624,680
Investment in real estate-related assets	8,100,000	8,100,000
Accrued interest receivable	130,757	184,937
Accrued preferred return receivable	47,250	—
Due from related party	40,263	41,463
Receivables for commercial mortgage loans	—	1,800,000
Total assets	$27,296,659	$31,556,006
Liabilities and Equity
Liabilities
Loan participations sold	$8,019,000	$8,019,000
Due to related party	439,764	4,761,089
Distributions payable	114,374	110,004
Accounts payable and accrued expenses	82,045	80,546
Accrued interest payable	10,947	68,788
Total liabilities	8,666,130	13,039,427
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at each March 31, 2021 and December 31, 2020	—	—
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, and 418,146 and 416,559 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	4,181	4,166
Class T common stock, $0.01 par value per share, 200,000,000 shares authorized, and 211,202 and 210,033 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	2,112	2,100
Class I common stock, $0.01 par value per share, 50,000,000 shares authorized, and 175,633 and 175,241 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,756	1,752
Additional paid-in capital	18,359,803	18,296,613
Retained earnings and cumulative distributions	154,302	99,823
Total controlling interest	18,522,154	18,404,454
Non-controlling interests in subsidiaries	108,375	112,125
Total stockholders' equity	18,630,529	18,516,579
Total liabilities and stockholders' equity	$27,296,659	$31,556,006

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2021	2020
Revenues:
Interest income	$429,010	$644,823
Less: Interest income related to loan participations sold	(179,961)	(324,812)
Total interest income, net	249,049	320,011
Preferred return income	202,500	—
Total revenues	451,549	320,011
Operating expenses:
General and administrative expenses	26,247	27,407
Management fees	49,493	33,192
Total operating expenses	75,740	60,599
Net income (loss)	$375,809	$259,412
Weighted average shares outstanding	805,048	531,738
Net income (loss) per common share - basic and diluted	$0.47	$0.49

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

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Controlling Interest
								Retained
	Common Stock						Additional	Earnings and	Non-	Total
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2021	416,559	$4,166	210,033	$2,100	175,241	$1,752	$18,296,613	$99,823	$112,125	$18,516,579
Common stock	2,908	29	636	7	—	—	84,964	—	—	85,000
Common stock repurchased	(2,758)	(28)	—	—	—	—	(61,745)	—	—	(61,773)
Distribution reinvestment	1,437	14	533	5	392	4	54,146	—	—	54,169
Offering costs, commissions and fees	—	—	—	—	—	—	(14,175)	—	—	(14,175)
Net income (loss)	—	—	—	—	—	—	—	375,809	—	375,809
Distributions declared	—	—	—	—	—	—	—	(321,330)	(3,750)	(325,080)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—
Balance as of March 31, 2021	418,146	$4,181	211,202	$2,112	175,633	$1,756	$18,359,803	$154,302	$108,375	$18,630,529

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$375,809	$259,412
Changes in assets and liabilities:
Decrease/(increase) in accrued interest receivable	54,180	(2,280)
(Increase) in accrued preferred return receivable	(47,250)	—
Decrease in accounts receivable	1,800,000	—
(Decrease) in accrued interest payable	(57,841)	(14,459)
Increase in accounts payable and accrued expenses	1,499	5,823
(Decrease) in due to related party	(4,290,564)	(9,218)
Net cash (used in)/provided by operating activities	(2,164,167)	239,278
Cash flows from investing activities:
Repurchases of loan participation interest	—	(2,600,000)
Fundings of commercial mortgage loans, held for investment	(122,873)	(228,493)
Cash used in investing activities	(122,873)	(2,828,493)
Cash flows from financing activities:
Proceeds from issuance of common stock	41,264	2,634,929
Distributions	(266,541)	(167,242)
Payments from redemptions of common stock	(61,773)	—
Acquired non-controlling interests	—	104,100
Net cash (used in)/provided by financing activities	(287,050)	2,571,787
Net decrease in cash and cash equivalents	(2,574,090)	(17,428)
Cash and cash equivalents, at beginning of period	$4,804,926	$905,358
Cash and cash equivalents, at end of period	$2,230,836	$887,930

Non-cash financing activities:
Distribution reinvestment	$54,169	$39,003
Distributions payable	$4,370	$14,611

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Business Purpose

Rodin Income Trust, Inc. (the “Company”) was formed on January 19, 2016 as a Maryland corporation that has elected to qualify as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes, commencing with its 2019 tax year. The Company’s consolidated financial statements include Rodin Income Trust Operating Partnership, L.P. (the “Operating Partnership”), RIT REIT Sub I, Inc. (“RIT REIT Sub I”), and RIT Lending, Inc. (“RIT Lending”). Both RIT REIT Sub I and RIT Lending are indirect wholly owned subsidiaries of the Company. Substantially all of the Company’s business is expected to be conducted through the Operating Partnership, a Delaware partnership formed on January 19, 2016. The Company is the sole general and limited partner of the Operating Partnership. Unless the context otherwise requires, the “Company” refers to the Company and the Operating Partnership. The Company currently operates its business in one reportable segment, which intends to focus on originating mortgage or mezzanine loans, secured mainly by commercial real estate, investing in participations of such loans, and other real estate related assets.

On January 22, 2016, the Company was capitalized with a $200,001 investment by its sponsor, Cantor Fitzgerald Investors, LLC (“CFI”), through the purchase of 8,180 Class A shares of common stock. In addition, an indirect wholly owned subsidiary of CFI, Rodin Income Trust OP Holdings, LLC (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units, which is recorded as a non-controlling interest on the consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively. The Company has registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). On June 28, 2018, the Company satisfied the minimum offering requirement for the Offering (the “Minimum Offering Requirement”) as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share. On April 20, 2020, the Company’s board of directors authorized the extension of the term of the Offering until May 2, 2021, upon which date the Offering expires, pursuant to its terms. The Company ceased accepting subscription agreements dated after April 28, 2021, to allow for the orderly close of the Offering prior to its expiration on May 2, 2021. The Company’s board of directors has determined to terminate the DRP effective with the next distribution date of May 5, 2021. Accordingly, all distributions beginning with the distributions payable on May 5, 2021, will be paid in cash.

Following the expiration of the Offering, the Company will continue to actively manage its portfolio. In addition, the Company’s board of directors and the Advisor are evaluating potential strategic opportunities focused on maximizing stockholder value. The Company’s share repurchase program will continue under its current terms.

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

As of March 31, 2021, the Company had made the following investments (collectively, the “Investments”):

•

The Company originated, through RIT Lending, an $18 million fixed rate mezzanine loan (the “Delshah Loan”) to DS Brooklyn Portfolio Mezz LLC (the “Mezzanine Borrower”), an affiliate of Delshah Capital Limited (“Delshah”), for the acquisition of a 28-property multifamily portfolio by Delshah located in Brooklyn and Manhattan, NY (each a “Property” and collectively the “Portfolio”). Subsequent to the initial origination, an affiliate of Delshah paid down the original balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the Delshah Loan) converted from the mezzanine loan to a preferred equity interest (the “Delshah Preferred Equity Interest”) in DS Brooklyn Portfolio Holdings LLC. (See Notes 3 and 5)

•

The Company also originated, through RIT lending, an $8.99 million floating-rate mezzanine loan (the “East 12th Street Loan”), to DS 531 E. 12th Mezz LLC (the “East 12th Street Mezzanine Borrower”), an affiliate of Delshah, for the acquisition of a multifamily property by Delshah located in Manhattan, NY (the “East 12th Street Property”). Approximately $6.83 million of the East 12th Street Loan was funded at closing. As of March 31, 2021, approximately $8.65 million of the East 12th Street Loan has been funded. (See Note 3)

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company is externally managed by Rodin Income Advisors, LLC (the “Advisor”), a Delaware limited liability company and a wholly owned subsidiary of CFI. CFI is a wholly owned subsidiary of CFIM Holdings, LLC, which is a wholly owned subsidiary of Cantor Fitzgerald, L.P. (“CFLP”).

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

The Company evaluates all of its investments to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of March 31, 2021 and December 31, 2020, the Company concluded that it did not have any investments in VIEs.

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

Commercial Mortgage Loans, Held for Investment

Commercial mortgage loans are generally intended to be held for investment and, accordingly, are carried at cost, net of unamortized loan fees, premiums, discounts and unfunded commitments. Commercial mortgage loans, held for investment that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate. Commercial mortgage loans where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value. As of March 31, 2021 and December 31, 2020, the Company has originated two mezzanine loans and classified them as held for investment.

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

Income recognition is suspended for a preferred equity investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired preferred equity investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired preferred equity investment is not in doubt, contractual preferred return income is recorded as preferred return income when received, under the cash basis method until an accrual is resumed when the preferred return investment becomes contractually current and performance is demonstrated to be resumed. A preferred return investment is written off when it is no longer realizable and/or legally discharged. No impairment losses were recorded during three months ended March 31, 2021 after the Company assessed the recoverability of its assets. As of March 31, 2021, no impairment losses have been identified.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of March 31, 2021, and December 31, 2020, no impairment has been identified for loans that are held for investment. There are no loans that have been classified as past due or in non-accrual status as of March 31, 2021 and December 31, 2020.

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

Receivables for commercial mortgage loans

Principal collections of commercial mortgage loans, held for investment receivable is comprised solely of amounts due from Delshah for a paydown of principal for the Delshah Loan. As of March 31, 2021 and December 31, 2020, the balance of Principal collections of commercial mortgage loans, held for investment receivable was $0, and $1,800,000, respectively. The full amount of Receivables for commercial mortgage loans outstanding was collected by the Company in January 2021.

Due from Related Party

Due from related party includes amounts owed to the Company by CFI pursuant to the terms of the Sponsor Support Agreement for the reimbursement of selling commissions and dealer manager fees, as well as other amounts due from the Advisor. As of March 31, 2021 and December 31, 2020, the balance of Due from related party was $40,263 and $41,463, respectively. The full amounts of Sponsor Support outstanding at March 31, 2021 and December 31, 2020 were received by the Company during April 2021 and January 2021, respectively.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Due to Related Party

Due to related party is comprised of amounts contractually owed by the Company for various services provided to the Company from a related party, as well as amounts due to CFI for repurchases of loan participations sold pursuant to the Delshah Loan modification, which at March 31, 2021 and December 31, 2020 was $439,764 and $4,761,089, respectively. The full amounts due to CFI for repurchases of loan participations sold were reimbursed by the Company in January 2021.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses is comprised of amounts owed by the Company for compensation to the Company’s independent board of directors relating to pro-rated annual compensation as well as attendance at meetings of the board of directors. As of March 31, 2021 and December 31, 2020, accounts payable and accrued expenses was $82,045 and $80,546, respectively.

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was June 28, 2019 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but it is not required to do so. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs ratably over a 36-month period; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds of the Offering (the “1% Cap”), as of such payment date. To the extent the Advisor pays any additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period. As of March 31, 2021, the Advisor has continued to pay all O&O Costs on behalf of the Company.

As of March 31, 2021 and December 31, 2020, the Advisor has incurred $5,955,124 and $5,897,934, respectively, of O&O Costs on behalf of the Company. The Company’s obligation is limited to the 1% Cap, less any reimbursement payments made by the Company to the Advisor for O&O costs incurred, which at March 31, 2021 and December 31, 2020 was $95,626 and $115,277, respectively, and is included within Due to related party in the accompanying consolidated balance sheets. As of March 31, 2021, in prior periods organizational costs of $449 had been recorded since inception in General and administrative expenses. As of March 31, 2021 and December 31, 2020, offering costs of $189,484 and $188,710, respectively, were charged to stockholders’ equity. As of March 31, 2021 and December 31, 2020, the Company has made reimbursement payments of $94,307 and $73,882, respectively, to the Advisor for O&O Costs incurred.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of March 31, 2021 and December 31, 2020, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the three months ended March 31, 2021 and March 31, 2020, basic and diluted net income per common share was $0.47 and $0.49, respectively.

Recently Adopted Accounting Pronouncements

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

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This ASU makes narrow-scope amendments related to various aspects pertaining to financial instruments and related disclosures by clarifying or improving the Codification. Certain guidance became effective for the Company for annual periods beginning January 1, 2020, and the adoption of this guidance did not have a material impact on the Company’s consolidated unaudited financial statements. The guidance related to credit losses will be effective for the Company on January 1, 2023. Early adoption is permitted. Management is currently evaluating the impact of the new credit losses guidance on the Company’s unaudited consolidated financial statements.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, and borrowings) necessitated by reference rate reform as entities transition away from LIBOR and other interbank offered rates to alternative reference rates. This ASU also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. The ASU is effective upon issuance and generally can be applied through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this standard are elective and principally apply to entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform (referred to as the “discounting transition”). The standard expands the scope of ASC 848, Reference Rate Reform, and allows entities to elect optional expedients to derivative contracts impacted by the discounting transition. Similar to ASU No. 2020-04, provisions of this ASU are effective upon issuance and generally can be applied through December 31, 2022. Management is evaluating and planning for adoption of the new guidance, including forming a cross-functional LIBOR transition team to determine the Company’s transition plan and facilitate an orderly transition to alternative reference rates, and continuing its assessment on the Company’s unaudited consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU also enhances information transparency by making targeted improvements to the related disclosures guidance. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The new standard will become effective for the Company beginning January 1, 2024, can be applied using either a modified retrospective or a fully retrospective method of transition and early adoption is permitted. Management is currently evaluating the impact of the new guidance on the Company’s unaudited consolidated financial statements.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As December 31, 2020, the Company had repurchased participation interests in the Delshah Loan from CFI in the amount of $9,081,000.

During the three months ended March 31, 2021 and March 31, 2020, the Company earned Interest income, net of $1,818 and $89,238, respectively, on the Delshah Loan, consisting of $181,779 and $414,050, respectively, of total Interest less $179,961 and $324,812, respectively, of Interest income related to Loan participations sold.

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

Note:(1) Loan-to-Value is calculated as of the date the East 12th Street Loan was originated and only includes amounts funded on the date of origination.

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

As of March 31, 2021, the Company and CFI had advanced $1,459,417 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $200,583. As of March 31, 2021, the Company had advanced $358,136 for capital expenditure, reducing the amount withheld for capital expenditure, broker commissions and tenant improvements to $141,864. As of March 31, 2021, the total funded amount for the East 12th Street Loan was $8,647,553.

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

During the three months ended March 31, 2021 and March 31, 2020, the Company earned Interest income of $247,231 and $230,773, respectively, on the East 12th Street Loan.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the activity on the loans at March 31, 2021:

Activity	Delshah Loan	RIT Participation Interest %	Total Delshah Loan	East 12th Street Loan	RIT Participation Interest %	Total East 12th Street Loan	Total Loans
Total Loan Amount	$18,000,000		$18,000,000	$8,990,000		$8,990,000	$26,990,000

Initial Funding	18,000,000	100.00%	18,000,000	6,830,000	100.00%	6,830,000	24,830,000
Interest Participation Sale	(17,100,000)	-95.00%	—	(5,435,000)	-79.58%	—	—
Ownership	900,000	5.00%	18,000,000	1,395,000	20.42%	6,830,000	24,830,000
Advance for Interest Shortfall	—	—	—	1,459,417	—	1,459,417	1,459,417
Interest Participation Sale - Interest Shortfall	—	—	—	(174,044)	—	—	—
Advance for Capital Expenditures	—	—	—	358,136	—	358,136	358,136
RIT Interest Participation Purchase	9,081,000	50.45%	—	5,609,044	79.58%	—	—
Principal Paydown	(1,800,000)	-10.00%	(1,800,000)	—		—	(1,800,000)
Conversion to Preferred Equity	(8,100,000)	-44.45%	(8,100,000)	—		—	(8,100,000)
Ownership	$81,000	1.00%	$8,100,000	$8,647,553	100.00%	$8,647,553	$16,747,553

During the three months ended March 31, 2021 and March 31, 2020, the Company earned total Interest income, net of $249,049 and $320,011, respectively, which was comprised of total Interest income of $429,010 and $644,823, respectively, less Interest income related to Loan participations sold of $179,961 and $324,812, respectively.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentration of Credit Risk

The following table presents the geography and property type of collateral underlying the Company’s Commercial mortgage loans, held for investment as a percentage of the loan’s carrying value as of March 31, 2021 and December 31, 2020:

Geography	Collateral Property Type	Percentage
New York	Multifamily	100%

Note 4 – Loan Participations Sold

Delshah Loan Participation Agreement

In connection with the origination of the Delshah Loan, RIT Lending entered into the Delshah Loan Participation Agreement with CFI. The Company originated, through RIT Lending, the Delshah Loan with (i) cash from the Offering equivalent to a 5% participation interest in the amount of $900,000 in the Delshah Loan and (ii) proceeds from the sale to CFI of a 95% participation interest in the amount of $17,100,000 in the Delshah Loan. The Company intended, but was not obligated, to repurchase the remaining 95% of the participation interest in the Delshah Loan from CFI at a purchase price equivalent to the amount paid for the participation interest by CFI. The Delshah Loan Participation Agreement provides that participation certificates sold to CFI represent an undivided beneficial ownership interest in the Delshah Loan. The Delshah Loan Participation Agreement also specifies the parties’ respective rights with respect to the Delshah Loan. The transactions with CFI were approved by the Company’s board of directors, including by the majority of its independent directors.

As of December 31, 2020, the Company had repurchased participation interests in the Delshah Loan from CFI totaling $9,081,000, respectively. On December 31, 2020, an affiliate of Delshah paid down the original balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the Delshah Loan) converted from the mezzanine loan to the Delshah Preferred Equity Interest in DS Brooklyn Portfolio Holdings LLC, the sole owner of the Delshah Borrower, to be held by RIT Lending. As a result, as of March 31, 2021 and December 31, 2020, the Company’s total interest was reduced to $81,000, which represents a 1.00% ownership interest in the Delshah Loan.

East 12th Street Loan Participation Agreement

In connection with the origination of the East 12th Street Loan, RIT Lending entered into the East 12th Street Loan Participation Agreement with CFI. The Company originated, through RIT Lending, the East 12th Street Loan with (i) cash from the Offering equivalent to a 20.42% participation interest in the amount of $1,395,000 in the East 12th Street Loan and (ii) proceeds from the sale to CFI of a 79.58% participation interest in the amount of $5,435,000 in the East 12th Street Loan, at closing. The Company intended, but was not obligated, to purchase the remaining 79.58 of the participation interest in the East 12th Street Loan from CFI at a purchase price equivalent to the amount paid for the participation interest by CFI. The East 12th Street Loan Participation Agreement provides that participation certificates sold to CFI represent an undivided beneficial ownership interest in the East 12th Street Loan. The East 12th Street Loan Participation Agreement also specifies the parties’ respective rights with respect to the East 12th Street Loan. The transactions with CFI were approved by the Company’s board of directors, including by the majority of its independent directors.

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

As of July 16, 2019, the Company had repurchased remaining participation interests in the East 12th Street Loan from CFI in the amount of $5,609,044. As a result, as of March 31, 2021 and December 31, 2020, the Company’s ownership interest in the East 12th Street Loan was 100%. As of March 31, 2021 and December 31, 2020 the Company had made interest shortfall fundings of $1,285,373 and $1,285,373, respectively, and capital expenditure advances of $358,136 and $235,263, respectively, increasing the Company’s total interest to $8,647,553 and $8,524,680, respectively.

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

(Unaudited)

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

During the three months ended March 31, 2021 and March 31, 2020, the Company earned Preferred return income of $202,500 and $0, respectively, on the Delshah Preferred Equity Interest.

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

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of March 31, 2021, the Company’s total number of authorized shares of common stock was 410,000,000 consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 50,000,000 of Class I authorized common shares. The Company has the right to reallocate the shares of common stock offered between the Primary Offering and the DRP. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares will be lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the Primary Offering.

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

Pursuant to the terms of the dealer manager agreement between the Company and Cantor Fitzgerald & Co. (the “Dealer Manager”), a related party, the Dealer Manager provides dealer manager services in connection with the Offering. The Offering is a best efforts offering, which means that the Dealer Manager will not be required to sell any specific number or dollar amount of shares of common stock in the Offering, but will use its best efforts to sell the shares of common stock. The Offering is a continuous offering that will end May 2, 2021 pursuant to its terms. The Company’s board of directors has determined to terminate the DRP effective with the next distribution date of May 5, 2021. Accordingly, all distributions beginning with the distributions payable on May 5, 2021, will be paid in cash.

The Company also has 50 million shares of preferred stock, $0.01 par value, authorized. No shares of preferred stock are issued or outstanding.

As of March 31, 2021, the Company had sold 796,801 shares of its common stock (consisting of 409,966 Class A shares, 175,633 Class I shares and 211,202 Class T shares) in the Offering for aggregate net proceeds of $18,387,236.

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

As of March 31, 2021 and December 31, 2020, the Company has declared common share distributions of $2,005,255 and $1,683,923, respectively, of which $110,624 and $110,004, respectively, was unpaid as of the respective reporting dates and has been recorded as a component of Distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of March 31, 2021 were paid during April 2021. As of March 31, 2021 and December 31, 2020, distributions reinvested pursuant to the Company’s DRP are $305,725 and $251,548, respectively.

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

During the three months ended March 31, 2021, the Company repurchased 2,758 shares, in the amount of $61,773. The Company repurchased 273 shares, in the amount of $6,148 during the three months year ended March 31, 2020.

Non-controlling Interest

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor.

In January 2020, in order to comply with certain REIT qualification requirements, RIT REIT Sub I issued in a private placement 125 shares of preferred stock to accredited investors for gross offering proceeds of $125,000. Pursuant to the private placement offering, RIT REIT Sub I incurred $20,900 of offering costs, which have been included within Additional paid-in capital on the accompanying consolidated balance sheet. The shares of preferred stock entitle the holders to an annual 12% preferred return, which, as of March 31, 2021, was $17,625, $3,750 of which was payable as of March 31, 2021 and included as a component of Distributions payable in the accompanying consolidated balance sheet.

The above-mentioned Special Unit Holder interest and RIT REIT Sub I private placement offering have been recorded as components of non-controlling interest on the consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.

Note 7 – Related Party Transactions

Modification related to the Delshah Loan

Effective as of December 31, 2020, an affiliate of Delshah paid down the original balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the Delshah Loan) converted from the mezzanine loan to the Delshah Preferred Equity Interest to be held by RIT Lending. As a result, as of December 31, 2021, the Company’s total interest was reduced to $81,000, which represents a 1.00% ownership interest in the Delshah Loan. Pursuant to the loan modification transaction, at December 31, 2020, the Company owed $4,351,000 to CFI for repurchases of loan participations sold, which has been included as a component of Due to related party in the accompanying unaudited consolidated balance sheet as of December 31, 2020. The amount owed to CFI for repurchases of loan participations sold at December 31, 2020 was paid by the Company in January 2021.

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

The Advisor has agreed to pay for all O&O Costs on the Company’s behalf through the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. The Company began reimbursing the Advisor for such costs ratably over the 36 months following the Escrow Break Anniversary; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs to be paid to the Advisor to exceed the 1% Cap as of such reimbursement date. As of March 31, 2021 and December 31, 2020, the Advisor had incurred $5,955,124 and $5,897,934, respectively, of O&O Costs on behalf of the Company. The Company’s obligation is limited to the 1% Cap, less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which at March 31, 2021 and December 31, 2020 was $95,626 and $115,277, respectively, and is included within Due to related party in the accompanying consolidated balance sheets. At March 31, 2021, in prior periods organizational costs of $449 had been recorded since inception in General and administrative expenses. As of March 31, 2021 and December 31, 2020, offering costs of $189,484 and $188,710, respectively, were charged to stockholders’ equity. As of March 31, 2021 and December 31, 2020, the Company has made reimbursement payments of $94,307 and $73,882, respectively, to the Advisor for O&O Costs incurred. As of March 31, 2021, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Acquisition Expenses. The Company does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of March 31, 2021 or December 31, 2020.

Origination Fees. The Company will pay the Advisor up to 1.0% of the amount funded by the Company to originate commercial real estate-related loans, but only if and to the extent there is a corresponding fee paid by the borrower to the Company. During the three months ended March 31, 2021 and March 31, 2020, no origination fees were paid or incurred.

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

For the three months ended March 31, 2021, the Company incurred asset management fees of $49,493. The asset management fee related to the month of March 2021 of $18,513 is unpaid as of March 31, 2021, and has been included within Due to related party on the consolidated balance sheet. For the three months ended March 31, 2020, the Company incurred asset management fees of $33,192. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning on October 1, 2019, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2019, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior periods in excess of the limitation to be remitted back to the Company. As of March 31, 2021 and December 31, 2020, the Company has accrued but not reimbursed any of the $108,485 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

During the three months ended March 31, 2021 and March 31, 2020, the Company did not incur any operating expenses reimbursable to the Advisor, in accordance with the terms of the Advisory Agreement.

Reimbursable operating expenses include personnel and related employment costs incurred by the Advisor or its affiliates in performing the services described in the Advisory Agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At March 31, 2021, any unpaid reimbursable operating expenses are included within Due to related party on the accompanying consolidated balance sheet.

As of March 31, 2021, the total amount of Unreimbursed Operating Expenses (as defined below) was $4,224,671. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the three months ended March 31, 2021 which were not invoiced to the Company amounted to $174,501.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of March 31, 2021 and December 31, 2020, no disposition fees have been incurred by the Company.

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

As of March 31, 2021, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in this paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from the Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of March 31, 2021 and December 31, 2020, CFI has paid Sponsor Support totaling $591,481 and $586,881, respectively, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances. The following summarizes fees payable to the Dealer Manager:

Selling Commissions. Selling commissions payable to the Dealer Manager consist of (i) up to 1.0% of gross offering proceeds paid by CFI for Class A shares and Class T shares and (ii) up to 5.0% and 2.0% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the Primary Offering. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions are payable with respect to Class I shares. As of March 31, 2021 and December 31, 2020, the Company has incurred $413,452 and $409,652 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of March 31, 2021 and December 31, 2020, $117,702 and $116,852 of Sponsor Support, respectively, has been recorded and $117,552 and $116,102, respectively, has been reimbursed by CFI. During April 2021, the Company received the remaining Sponsor Support for selling commissions of $150 related to the month ended March 31, 2021.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the Primary Offering, all of which will be paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. As of March 31, 2021 and December 31, 2020, the Company has recorded $474,080 and $471,530 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of March 31, 2021 and December 31, 2020, all of the Sponsor Support related to dealer manager fees has been recorded and $473,930 and $470,780, respectively, has been reimbursed by CFI. During April 2021, the Company received the remaining Sponsor Support for dealer manager fees of $150 related to the month ended March 31, 2021.

Distribution Fees. Distribution fees are payable to the Dealer Manager, subject to the terms set forth in the dealer manager agreement between the Company and the Dealer Manager. Distributions fees are paid with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee is payable monthly in arrears and is paid on a continuous basis from year to year. During the three months ended March 31, 2021 and March 31, 2020, the Company paid distribution fees of $11,710 and $3,465, respectively. As of March 31, 2021 and December 31, 2020, the Company has incurred a liability of $160,383 and $171,493, respectively, which is included within Due to related party on the consolidated balance sheets, $4,069 and $4,014, respectively, of which was payable as of March 31, 2021 and December 31, 2020 and paid during April 2021 and January 2021, respectively.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company will cease paying distribution fees with respect to each Class T share on the earliest to occur of the following: (i) a listing of shares of common stock on a national securities exchange; (ii) such Class T share is no longer outstanding; (iii) the Dealer Manager’s determination that total underwriting compensation from all sources, including dealer manager fees, sales commissions, distribution fees and any other underwriting compensation to be paid with respect to all Class A shares, Class T shares and Class I shares would be in excess of 10.0% of the gross proceeds of the Primary Offering; or (iv) the end of the month in which the transfer agent, on the Company’s behalf, determines that total underwriting compensation with respect to the Class T shares held by a stockholder within his or her particular account, including dealer manager fees, sales commissions and distribution fees, would be in excess of 10.0% of the total gross offering price at the time of the investment in the Class T shares held in such account

The Company will not pay any distribution fees on shares sold pursuant to the Company’s DRP. The amount available for distributions on all Class T shares will be reduced by the amount of distribution fees payable with respect to the Class T shares issued in the Primary Offering such that all Class T shares will receive the same per share distributions.

The following table summarizes the above mentioned fees, and expenses incurred by the Company and Preferred Equity Interest payment as of March 31, 2021:

		Due to related party as of	Three Months ended March 31, 2021		Due to related party as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2020	Incurred	Paid	March 31, 2021

Management Fees
Asset management fees	Management fees	$14,834	$49,493	$45,814	$18,513
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	108,485	—	—	108,485
Organization expenses(2)	General and administrative expenses	187	—	33	154
Offering costs(2)	Additional paid-in capital	115,090	774	20,392	95,472
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	3,800	3,800	—
Distribution fees	Additional paid-in capital	171,493	601	11,710	160,384
Repurchase of loan participations sold
Delshah Preferred Equity Interest	Investment in real estate-related assets	4,351,000	—	4,351,000	—
Interest Income Related to Loan Participations Sold
Delshah Loan Participation Interest Income	Commercial mortgage loans, held for investment	—	56,756	—	56,756
Total		$4,761,089	$111,424	$4,432,749	$439,764

Note:(1) As of March 31, 2021, the Advisor has incurred, on behalf of the Company, a total of $4,224,671 in Unreimbursed Operating Expenses, including a total of $174,501 during the three months ended March 31, 2021 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of March 31, 2021, the Advisor has incurred, on behalf of the Company, a total of $5,955,124 of O&O Costs, of which the Company’s obligation is limited to $95,626, pursuant to the 1% Cap.

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

As of March 31, 2021, CFI has invested $2,200,001 in the Company through the purchase of 88,180 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 80,000 Class I shares for an aggregate purchase price of $2,000,000).

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by the Company or by the Advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital. As of March 31, 2020, CFI has paid Sponsor Support totaling $591,481.

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

Note 9 – Commitments and Contingencies

As of March 31, 2021 and December 31, 2020, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it.

Unfunded Portion of the East 12th Street Loan

$6,830,000 of the East 12th Street Loan was funded at closing. $1,660,000 of the East 12th Street Loan was withheld to be advanced to the extent the East 12th Street Property generates insufficient cash flow to fully cover payment of interest on the East 12th Street Loan. The remaining portion of the East 12th Street Loan, $500,000, was withheld to be advanced to pay for capital expenditure, broker commissions and tenant improvements associated with the East 12th Street Property as approved by RIT Lending. No interest will accrue on the unfunded amounts. Subsequent to the date the East 12th Street Loan was originated, as of March 31, 2021, the Company and CFI have advanced $1,459,417 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $200,583. As of March 31, 2021, the Company had advanced $358,136 for capital expenditures, reducing the amount withheld for capital expenditures, broker commissions and tenant improvements to $141,864. As of March 31, 2021, the total funded amount for the East 12th Street Loan was $8,647,553. See Note 3 for additional information.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Commercial mortgage loans, held for investment and Loan participations sold — The fair value is estimated by discounting the expected cash flows based on the market interest rates for similar loans to the Company’s Commercial mortgage loans, held for investment and Loan participations sold. The Company determined that the market interest rates as of March 31, 2021 for both the Delshah Loan and the East 12th Street Loan were greater than their contractual interest rates. As of March 31, 2021 and December 31, 2020, the estimated fair value of the Company’s Commercial mortgage loans, held for investment was $16,718,743 and $16,660,002 respectively. As of March 31, 2021 and December 31, 2020, the estimated fair value of the Company’s Loan participations sold was $8,019,000 and $8,208,784, respectively. The Company has not elected the fair value option to account for its Commercial mortgage loans, held for investment or Loan participations sold.

Investment in real estate-related assets - The fair value is estimated by discounting the expected cash flows outflows based on the market preferred return rates for similar preferred equity investments to the Company’s investment in the Delshah Preferred Equity Interest. As of March 31, 2021 and December 31, 2020, the estimated fair value of the Company’s Investment in real estate-related assets was $8,100,000 and $8,100,000, respectively. The Company has not elected the fair value option to account for its Investment in real estate-related assets.

Other financial instruments — The Company considers the carrying value of its Cash and cash equivalents to approximate its fair value because of the short period of time between its origination and its expected realization as well as its highly-liquid nature. Due to the short-term maturity of this instrument, Level 1 inputs are utilized to estimate the fair value of Cash and cash equivalents.

The following table details the principal balance, carrying value, and fair value of the Company’s financial assets and liabilities as of March 31, 2021:

			Fair Value
	Principal Balance	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$2,230,836	$2,230,836	$2,230,836	$—	$—	$2,230,836
Commercial mortgage loans, held for investment	$16,747,553	$16,747,553	$—	$—	$16,718,743	$16,718,743
Investment in real estate-related assets	$8,100,000	$8,100,000			8,100,000	$8,100,000

Liabilities
Loan participations sold	$8,019,000	$8,019,000	$—	$—	$8,019,000	$8,019,000

The following table details the principal balance, carrying value, and fair value of the Company’s financial assets and liabilities as of December 31, 2020:

			Fair Value
	Principal Balance	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$4,804,926	$4,804,926	$4,804,926	$—	$—	$4,804,926
Commercial mortgage loans, held for investment	$16,624,680	$16,624,680	$—	$—	$16,660,002	$16,660,002
Investment in real estate-related assets	$8,100,000	$8,100,000			$8,100,000	$8,100,000

Liabilities
Loan participations sold	$8,019,000	$8,019,000	$—	$—	$8,208,784	$8,208,784

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Subsequent Events

Status of the Offering

The Offering, including the DRP, expired pursuant to its terms on May 2, 2021. In connection with the expiration of the Offering, on April 26, 2021, the Company’s board of directors has determined to terminate the DRP effective with the May 5, 2021 distribution date. Accordingly, all distributions beginning with the distributions declared for the month of April 2021, which were paid on May 5, 2021, will be paid in cash.

From inception through the termination of the Offering, the Company raised total gross proceeds of $19,090,154 pursuant to the Offering, including gross proceeds of $323,580 pursuant to the DRP.

Distributions

On May 14, 2021, the board of directors authorized, and the Company declared, distributions for the period from May 17, 2021 to August 13, 2021, in an amount equal to $0.004602739 per day per share (or approximately $1.68 on an annual basis). Distributions will be payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Capital Expenditure Advance

On May 10, 2021, the Company advanced an additional $141,864 for capital expenditures on the East 12th Street Loan, reducing the amount withheld for capital expenditure, broker commissions and tenant improvements to $0. As of May 10, 2021 the total funded amount for the East 12th Street Loan was $8,789,417.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about Rodin Income Trust, Inc.’s (the “Company”) business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Risk Factors” in the Company’s Registration Statement on Form S-11 (File No. 333-221814) (the “Registration Statement”), under Part, I. Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and elsewhere in this Quarterly Report on Form 10-Q. The Company does not undertake to revise or update any forward-looking statements.

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

•	the performance of the Advisor and CFI;

•	the Company’s ability to deploy remaining capital quickly and successfully and achieve a diversified portfolio consistent with target asset classes;

•	the Company’s ability to access financing for its investments;

•	the Company’s liquidity;

•	the Company’s ability to make distributions to its stockholders, including from sources other than cash flow from operations;

•	the effect of paying distributions to the Company’s stockholders from sources other than cash flow provided by operations;

•	the lack of a public trading market for the Company’s shares;

•	the impact of economic conditions on the Company’s borrowers, tenants and others who the Company depends on to make payments to the Company;

•	the Advisor’s ability to attract and retain sufficient personnel to support the Company’s growth and operations;

•	the Company’s limited operating history;

•	difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	changes in the Company’s business or investment strategy;

•	environmental compliance costs and liabilities;

•	any failure in the Advisor’s due diligence to identify all relevant facts in the Company’s underwriting process or otherwise;

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

The foregoing list of factors is not exhaustive. Factors that could have a material adverse effect on the Company’s operations and future prospects are set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The factors set forth in the Risk Factors section could cause the Company’s actual results to differ significantly from those contained in any forward-looking statement contained in this Quarterly Report on Form 10-Q.

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

The Offering, including the DRP, expired pursuant to its terms on May 2, 2021. In connection with the expiration of the Offering, on April 26, 2021, the Company’s board of directors has determined to terminate the DRP effective with the May 5, 2021 distribution date. From inception through the termination of the Offering, the Company raised total gross proceeds of $19,090,154 million pursuant to the Offering, including gross proceeds of $323,580 pursuant to the DRP.

The Company determines its NAV as of the end of each quarter. NAV, as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O Costs (as defined below), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Prior to the expiration of the Offering, the board of directors adjusted the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less Sponsor Support (as defined below), up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. As of March 31, 2021, the Company’s NAV was $23.16 per Class A share, $23.14 per Class T share and $23.16 per Class I share. For further discussion of the Company’s NAV calculation, please see “Net Asset Value”.

Because the Company raised substantially less than the maximum offering amount in the Offering, the Company may not be able to implement its current investment strategy and build a diverse portfolio of mortgage, mezzanine and preferred equity loans secured mainly by commercial real estate located primarily in the U.S, United Kingdom, and other European Countries. The Company is currently exploring strategic alternatives in order to maximize value for its stockholders in the context of the scale achieved during the term of the Offering. This may include, among other things, a change in the investment strategy or the number or type of assets which the Company pursues for investment. In the interim, the Company will continue to actively manage its small, but high-quality portfolio of investments in an effort to preserve, protect and return stockholders’ capital and to pay current income through cash distributions.

As of March 31, 2021, the Company had made the following investments (collectively, the “Investments”):

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

•

The Company also originated, also originated, through RIT lending, an $8.99 million floating-rate mezzanine loan (the “East 12th Street Loan”), to DS 531 E. 12th Mezz LLC (the “East 12th Street Mezzanine Borrower”), an affiliate of Delshah, for the acquisition of a multifamily property by Delshah located in Manhattan, NY (the “East 12th Street Property”). Approximately $6.83 million of the East 12th Street Loan was funded at closing. As of March 31, 2021, approximately $8.65 million of the East 12th Street Loan has been funded.

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

The Company is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and this Quarterly Report on Form 10-Q.

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

In connection with the origination of the Delshah Loan, RIT Lending entered into a participation agreement with CFI. RIT Lending originated the Delshah Mezzanine Loan with (i) cash from the Offering equivalent to a 5% participation interest in the amount of $900,000 in the Delshah Mezzanine Loan and (ii) proceeds from the sale to CFI of a 95% participation interest in the amount of $17.1 million in the Delshah Mezzanine Loan. Prior to the modification of the Delshah Loan, the Company had repurchased participation interests in the Delshah Mezzanine Loan from CFI in the amount of $4.73 million, increasing the Company’s total interest in the Delshah Mezzanine Loan to 31.28%

At Delshah’s request, the Company agreed to the following modification of the Delshah Loan, effective December 31, 2020. On December 31, 2020, an affiliate of Delshah paid down the original balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the Delshah Loan) converted from the mezzanine loan to the Delshah Preferred Equity Interest in DS Brooklyn Portfolio Holdings LLC, the sole owner of the Mezzanine Borrower, on the terms described below, to be held by RIT Lending (in such capacity, the “PE Member”). The other member of DS Brooklyn Portfolio Holdings LLC is DS Property Acquisitions LLC, an affiliate of Delshah (the “Operating Member”).

The remaining $8.1 million balance of the Delshah Loan remained outstanding as a mezzanine loan on the same terms as those in effect prior to the conversion. Following the conversion on December 31, 2020, CFI has 99% interest in the Delshah Loan and the Company has a 1% interest in the Delshah Loan and 100% of the Delshah Preferred Equity Interest.

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

As of March 31, 2021, the Company and CFI had advanced $1,459,417 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $200,583. As of March 31, 2021, the Company had advanced $358,136 for capital expenditures, reducing the amount withheld for capital expenditure, broker commissions and tenant improvements to $141,864. As of March 31, 2021, the total funded amount for the East 12th Street Loan was $8,647,553.

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

As of March 31, 2021, the Company had repurchased participation interests in the Delshah Loan from CFI in the amount of $9,081,000. On December 31, 2020, an affiliate of Delshah paid down the original balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the Delshah Loan) converted from the mezzanine loan to the Delshah Preferred Equity Interest in DS Brooklyn Portfolio Holdings LLC, the sole owner of the Delshah Borrower, on the terms described above, to be held by RIT Lending. As a result, as of March 31, 2021 and December 31, 2020, the Company’s total interest was reduced to $81,000, which represents a 1.00% ownership interest in the Delshah Loan.

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

Results of Operations

The Company commenced its principal operations upon successfully meeting its Minimum Offering Requirement on June 28, 2018. The Company is dependent upon the proceeds from the Offering in order to conduct its investment activities and intends to make investments with the capital received from the Offering. The Offering expired pursuant to its terms on May 2, 2021.

Revenues

The Company’s revenues consist of net interest income earned on the Commercial mortgage loans, held for investment and the preferred return income accrued on its investment in Delshah Preferred Equity Interest.

Interest Income, net

For the three months ended March 31, 2021, the Company earned net interest income of $249,049. For the three months ended March 31, 2020, the Company earned net interest income of $320,011.

The decrease of $70,962 for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was due to the pay down and the modification of the Delshah Loan.

Preferred Return Income

For the three months ended March 31, 2021, the Company earned preferred return income of $202,500. For the three months ended March 31, 2020, the Company earned preferred return income of $0.

The increase of $202,500 for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was due to the partial conversion of the Delshah Loan into Delshah Preferred Equity Interest.

General and Administrative Expenses

The Company’s general and administrative expenses consist primarily of operating expense reimbursements to the Advisor, as well as compensation to the Company’s independent board of directors relating to pro-rated annual compensation as well as attendance at board of directors’ meetings.

For the three months ended March 31, 2021, the Company incurred general and administrative expenses of $26,247. For the three months ended March 31 2020, the Company incurred general and administrative expenses of $27,407.

The decrease of $1,160 for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was due to a decrease in the amount of operating expenses incurred by the Company during such periods. As of March 31, 2021, the Advisor has incurred, on behalf of the Company, a total of $4,224,671 in Unreimbursed Operating Expenses, including a total of $174,501 for the three months ended March 31, 2021, for which the Advisor has not invoiced the Company for reimbursement.

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

For the three months ended March 31, 2021, the Company incurred asset management fees of $49,493. For the three months ended March 31, 2020, the Company incurred asset management fees of $33,192.

The increase of $16,301 for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was due to the increase in NAV during such periods.

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

•	unrealized gains (losses) from the consolidation from, or deconsolidation to, equity accounting;
•	adjustments related to contingent purchase price obligations; and
•	adjustments for consolidated and unconsolidated partnerships and joint ventures calculated to reflect MFFO on the same basis as above.

The following table presents a reconciliation of FFO to net income:

Three Months Ended March 31, 2021
Net Income	$375,809
Adjustments:
None	—
Funds from Operations	$375,809

The following table presents a reconciliation of FFO to MFFO:

Three Months Ended March 31, 2021
Funds from Operations	$375,809
Adjustments:
None	—
Modified Funds from Operations	$375,809

Net Asset Value

On May 14, 2021, the Company’s board of directors approved an estimated net asset value (“NAV”) as of March 31, 2021 of $23.16 per share for Class A and I, and $23.14 for Class T shares of common stock. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. Although the Stanger performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

In performing the calculation of the Company’s estimated NAV per share, Stanger observed that the Company had originated and held two loans and a preferred equity interest as of March 31, 2021, and that the Company’s NAV was comprised of cash and equivalents plus its interests in the Delshah Loan, the East 12th Street Loan and the Delshah Preferred Equity Interest, amounts due from related party, less accrued expenses, distributions payable, the liquidation value of the Company’s preferred stock and due to related party (excluding amounts owed to the Advisor for reimbursement of O&O Costs) less the current accrued O&O Costs liability due, as identified on the Company’s balance sheet. Stanger also considered any other amounts due to the Advisor or affiliates for repayment of Sponsor Support or amounts due to the Special Unit Holder in certain circumstances, including liquidation of the Company, for which no amounts were due as of March 31, 2021. There can be no assurance that a stockholder would realize $23.16 per share of Class A and I common stock or $23.14 per share of Class T common stock if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s March 31, 2021 NAV does not consider fees or expenses that may be incurred in connection with a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs, and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Advisory Agreement, and, as discussed in “Note 9 – Commitments and Contingencies” above, the full extent of the impact and effects of COVID-19 on the future financial performance of the Company, as a whole, and, specifically, on its investments and underlying borrowers and their real estate property holdings are uncertain at this time. Due to COVID-19, as of March 31, 2021, there was a limited market, relative to pre-COVID-19 levels, for loan investments like those held by the Company. Therefore, there can be no assurance that the estimated market value of the investments included in the NAV would materially equal the gross amount realized if such loan or preferred equity investments were sold by the Company at March 31, 2021. The Company believes that the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternatives Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The purchase price per share for each class of the Company’s common stock will generally equal the prior quarter’s NAV per share, as determined quarterly, plus applicable selling commissions and dealer manager fees. The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

Delshah Investments

As previously disclosed on the 8-K dated January 7, 2021, an affiliate of Delshah paid down the original principal balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the remaining Delshah Loan) converted from a mezzanine loan to the Delshah Preferred Equity Interest. The Delshah Preferred Equity Interest is junior to both the senior loan on the underlying collateral and the Delshah Loan. The preferred return is 10.0% until September 21, 2023 and is redeemable at any time with no penalty. The Company also has a promoted interest equal to 20% of the proceeds, on a pari passu basis, after the Company receives a 10% preferred return and the DS Property Acquisitions LLC, an affiliate of Delshah receives a 15% return on their capital basis. No value was attributable to this promoted interest in the Company’s current NAV.

The remaining $8.1 million principal balance of the Delshah Loan remained outstanding as a mezzanine loan with the same terms as those in effect prior to the conversion. As of March 31, 2021, CFI held a 99% interest in the Delshah Loan through a participation agreement between the Company and CFI, and the Company retained a 1% interest in the Delshah Loan. As of March 31, 2021, the Company held 100% of the Delshah Preferred Equity Interest.

In accordance with the Company’s valuation procedures, the Delshah Loan, the East 12th Street Loan and the Delshah Preferred Equity Interest, (each individually an “Investment” and collectively the “Delshah Investments”) were included in the determination of NAV at their estimated fair market value as of March 31, 2021, as determined by Stanger, as adjusted to reflect the Company’s retained interests in each of the Delshah Investments, respectively. The estimated fair market value of the each of the Delshah Investments was based upon taking, for each the anticipated payments over the remaining loan and investment term and discounting such payments to a present value at a discount rate range equal to the current estimated market interest rate or yield on similar investments. To provide their opinion of value of the Delshah Investments, Stanger first reviewed the terms of each of the Delshah Investments as contained in the loan and investment agreements. Stanger then reviewed mezzanine loan and preferred equity market terms at or around March 31, 2021 to ascertain current market interest rates for investments similar to the Delshah Investments. This review was conducted by (i) interviews of participants in the mezzanine / preferred equity market, (ii) reviewing recent mezzanine loan and preferred equity transactions, as available, and (iii) reviewing published surveys available at or around March 31, 2021. Based on Stanger’s reviews above and taking into consideration each of the Delshah Investments’ unique factors, including, but not limited to, loan-to-value (based primarily on the most-recent appraised value of the underlying real estate collateral properties, subsequent capital investment into the real estate collateral properties and current asking and contract prices for the for sale condominium units for the East 12th Street Loan collateral property), debt service and preferred equity yield coverage and reserve levels and funding requirements of the underlying collateral properties, as well as property specific attributes such as property type and location, financial information pertaining to the borrower and/or guarantor, prepayment terms, and investment and loan origination dates, maturity dates and extension terms, a market interest rates was determined for each Delshah Investment to utilize in the determination of the fair market value of the Delshah Investments.

The following table provides a breakdown of the major components of the Company’s NAV:

Components of NAV	March 31, 2021
Cash and cash equivalents	$2,230,836
Commercial mortgage loans, held for investment(1)	8,618,743
Investment in real estate-related assets	8,100,000
Due from related party	40,263
Accrued interest receivable	130,757
Accrued Preferred Return Receivable	47,250
Accounts payable and accrued expenses	(82,045)
Distributions payable	(114,374)
Due to related party(2)	(190,586)
Distribution fee payable the following month(3)	(4,069)
Accrued interest payable	(10,947)
Non-controlling interests in subsidiaries	(125,000)
Sponsor promote / Support repayment	—
Net Asset Value	$18,640,828
Number of outstanding shares	804,981
Note:	(1) Reflects the Company’s interest in the Delshah Loan and the East 12th Street Loan.
(2) Reflects the Company’s interest in the Delshah Preferred Equity Interest.

(3) Excluding $88,796 due to the Advisor for reimbursement of O&O Costs ($95,626 less the current liability due of $6,830) pursuant to the procedures described in the “Net Asset Value Calculations and Valuation Procedures” section of the Company’s prospectus.

(4) Distribution fee only relates to Class T Shares.

NAV Per Share	Class A Shares	Class T Shares	Class I Shares	Total
Total Gross Assets at Fair Value	$9,956,706	$5,029,048	$4,182,095	$19,167,849
Due to related party	(98,999)	(50,004)	(41,583)	$(190,586)
Other liabilities	(107,716)	(58,475)	(45,244)	$(211,435)
Non-controlling interests in subsidiaries	(64,931)	(32,796)	(27,273)	$(125,000)
Quarterly NAV	$9,685,060	$4,887,773	$4,067,995	$18,640,828
Number of outstanding shares	418,146	211,202	175,633	804,981
NAV per share	$23.16	$23.14	$23.16

The following table reconciles stockholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders' Equity to NAV	March 31, 2021
Stockholders' equity under U.S. GAAP	$18,630,529
Adjustments:
Fair value adjustment of commercial mortgage loans, held for investment	(109,810)
Organization and offering costs	88,795
Accrued distribution fee	156,314
Non-controlling interests in subsidiaries	(125,000)
NAV	$18,640,828

The following details the adjustments to reconcile U.S. GAAP stockholder’s equity to the Company’s NAV:

Fair value adjustment of commercial mortgage loans, held for investment and investment in real estate-related assets

The Company’s Investments are, held for investment are presented at historical cost in our U.S. GAAP consolidated financial statements. As such, any changes in the fair market value of our Investments, held for investment are not included in our U.S. GAAP results. For purposes of determining our NAV, our Investments are presented at fair value.

Organization and offering costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was June 28, 2019 (the “Escrow Break Anniversary”). Such costs are being reimbursed to the Advisor, ratably, by the Company, over 36 months beginning on June 29, 2019, subject to the 1% Cap. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but it is not required to do so. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs ratably over a 36-month period; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap, as of such payment date. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period. As of March 31, 2021, the Advisor has continued to pay all O&O Costs on behalf of the Company. Under U.S. GAAP, the Company's reimbursement liability pertaining to the O&O costs is included with due to related party in the Company's consolidated balance sheet. For NAV, such costs will be recognized as a reduction in NAV as they are reimbursed.

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

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to the Company’s March 31, 2021 NAV for the changes in the effective contractual interest rates or preferred return rates for the Investments, respectively:

Sensitivity Analysis	Range of NAV (Class A & I)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$23.01	$23.16	$23.20	$22.99	$23.14	$23.18
Estimated Market Interest Rate - Delshah Loan(a)	9.70%	9.24%	9.24%	9.70%	9.24%	9.24%
Estimated Market Interest Rate - Delshah Preferred Equity Interest(a)	10.66%	10.15%	10.15%	10.66%	10.15%	10.15%
Estimated Market Interest Rate - East 12th Street Loan(a)	14.75%	14.05%	13.35%	14.75%	14.05%	13.35%

(a) Limited by the loans prepayment provisions, where applicable.

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

The Company raised substantially less than the maximum offering amount in the Offering. Because the Company raised substantially less than the maximum offering amount, the Company made fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company has certain fixed operating expenses, including certain expenses as a REIT and as a public company, regardless of whether it was able to raise substantial funds in the Offering. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of March 31, 2021, the Company has raised net proceeds of $18,387,236 in the Offering and have only made two investment. The Offering expired pursuant to its terms on May 2, 2021.

As of March 31, 2021, the Company has no outstanding borrowings and no commitments from any lender to provide it with financing. The Company’s charter limits the Company from incurring debt if the Company’s borrowings exceed 300% of the cost of the Company’s net assets, which is estimated to approximate 75% of the cost of its tangible assets (before deducting depreciation or other non-cash reserves), though the Company may exceed this limit under certain circumstances.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Three Months Ended March 31, 2021
Cash flows from operating activities	$(2,164,167)
Cash flows from investing activities	(122,873)
Cash flows from financing activities	(287,050)
Decrease in cash and cash equivalents	$(2,574,090)

Operating Activities

During the three months ended March 31, 2021, net cash used by operating activities was $2,164,167, compared to net cash provided by operating activities of $239,278 during the three months ended March 31, 2020. The change was primarily due to an increase in net income of $116,397 offset by a decrease in working capital accounts of $2,519,842.

Investing Activities

During the three months ended March 31, 2021, cash used in investing activities was $122,873, compared to $2,828,493 during the three months ended March 31, 2020. The change was due to a decrease in repurchases of loan participation interest, as well as a decrease in fundings of the Investments.

Financing Activities

During the three months ended March 31, 2021, net cash used by financing activities was $287,050, compared to $2,571,787 during the three months ended March 31, 2020. The change was primarily due to a decrease in proceeds received from the Offering, an increase in distributions made, an increase in payments from redemptions of common stock, offset by decrease in acquired non-controlling interests.

Distributions

The Company’s board of directors authorized, and the Company declared, distributions through August 14, 2019 in an amount equal to $0.004357260, for the period August 15, 2019 through November 14, 2019 in an amount equal to $0.004493151, and for the period November 15, 2019 through May 14, 2021 in an amount equal to $0.004602739, per day (or approximately $1,68 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

Under the terms of the Distribution Support Agreement, if the cash distributions the Company pays for any calendar quarter exceed the Company’s MFFO for such quarter, CFI will purchase Class I shares in the Offering following the end of such calendar quarter for a purchase price equal to the amount by which the distributions paid on such shares exceed the MFFO for such quarter up to $5 million (including the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). In such instance, the Company may be paying distributions from proceeds of the shares purchased by CFI or its affiliates, not from cash flow from operations. Class I shares purchased by CFI pursuant to the Distribution Support Agreement will be eligible to receive all distributions payable by the Company with respect to Class I shares. Other than the shares purchased to satisfy the Minimum Offering Requirement, as of March 31, 2021, CFI has not purchased any Class I shares pursuant to the Distribution Support Agreement.

The following tables summarize our distributions declared during the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2021
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$111,937	51%	$175,031	55%
Payable	79,759	37%	110,624	34%
Reinvested in shares	26,578	12%	35,675	11%
Total distributions	$218,274	100%	$321,330	100%

Sources of Distributions:	Amount	Percent	Amount	Percent
Operating cash flows	$218,274	100%	$321,330	100%
Offering proceeds pursuant to Distribution Support Agreement	—	0%	—	0%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$218,274	100%	$321,330	100%

During the three months ended March 31, 2021, the Company declared $321,330 of distributions to its shareholders, $110,624 of which was unpaid at March 31, 2021, compared to the Company’s total aggregate MFFO of $375,809, and the Company’s total aggregate net income of $375,809 for such periods.

During the three months ended March 31, 2020, the Company declared $218,274 of distributions to its shareholders, $79,759 of which was unpaid at March 31, 2020, compared to the Company’s total aggregate MFFO of $259,412, and the Company’s total aggregate net income of $259,412 for such periods.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditure, or capital resources.

Contractual Obligations

As of March 31, 2021, the Company does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Subsequent Events

Status of the Offering

The Offering, including the DRP, expired pursuant to its terms on May 2, 2021. In connection with the expiration of the Offering, on April 26, 2021, the Company’s board of directors has determined to terminate the DRP effective with the May 5, 2021 distribution date. Accordingly, all distributions beginning with the distributions declared for the month of April 2021, which were paid on May 5, 2021, will be paid in cash.

From inception through the termination of the Offering, the Company raised total gross proceeds of $19,090,154 million pursuant to the Offering, including gross proceeds of $323,580 pursuant to the DRP.

Distributions

On May 14, 2021, the board of directors authorized, and the Company declared, distributions for the period from May 17, 2021 to August 13, 2021, in an amount equal to $0.004602739 per day per share (or approximately $1.68 on an annual basis). Distributions will be payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Capital Expenditure Advance

On May 10, 2021, the Company advanced an additional $141,864 for capital expenditures on the East 12th Street Loan, reducing the amount withheld for capital expenditure, broker commissions and tenant improvements to $0. As of May 10, 2021 the total funded amount for the East 12th Street Loan was $8,789,417.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure will be interest rate risk with respect to its indebtedness, credit risk and market risk with respect to use of derivative financial instruments for hedging purposes and foreign currency risk relating to investments made outside of the United States. As of March 31, 2021, the Company had no borrowings and has not used any derivative financial instruments.

Interest Rate Risk

As of March 31, 2021, the Company had originated a floating rate commercial mortgage loan, held for investment in the amount of $8,990,000, the East 12th Street Loan, which is exposed to interest rate changes in LIBOR. The loan is subject to an interest rate floor to mitigate some of the negative impact interest rates would have on the Company’s consolidated financial statements. As LIBOR is currently below the interest rate floor associated with the Company’s loan, the changes in LIBOR during the three months ended March 31, 2021 have not exposed the Company to any interest rate risk.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2021, the Company was not involved in any material legal proceedings.

Item 1A. Risk Factors.

The Company has disclosed in Part 1. Item 1A. “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 333-221814), filed with the SEC, risk factors which materially affect its business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed, except as noted below. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2020 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

Pursuant to the Distribution Support Agreement, in certain circumstances where our cash distributions exceed MFFO, our sponsor will purchase up to $5.0 million of Class I shares (including the $2.0 million of shares purchased by CFI to satisfy the Minimum Offering Requirement) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to you. The sale of these shares will result in the dilution of the ownership interests of our public stockholders. Other than the shares purchased to satisfy our Minimum Offering Requirement, as of March 31, 2021, our sponsor has not purchased any Class I shares pursuant to our Distribution Support Agreement. Upon termination or expiration of the Distribution Support Agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments, we may have to reduce our distribution rate, our net asset value may be negatively impacted and your overall return may be reduced. As of March 31, 2021, we have declared distributions of $2,005,255, of which 3% were paid using proceeds from the Offering.

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

The Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become our obligations. Without these provisions in the Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of ours, which, in turn, would likely have a negative effect on our NAV per share. The Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% limitation. The incurrence of previously unbilled operating expenses will likely have a negative effect on our NAV per share. As of March 31, 2021, the Advisor has incurred, on our behalf, a total of $4,224,671 in Unreimbursed Operating Expenses, including a total of $174,501 for which the Advisor has not invoiced us for reimbursement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2021, the Company did not complete any sales of unregistered securities.

Use of Proceeds

On May 2, 2018, the Company’s Registration Statement on Form S-11 (Form No. 333-221814), was declared effective by the SEC. On June 28, 2018, the Company satisfied the Minimum Offering Requirement as a result of CFI’s purchase of $2.0 million in Class I shares. As of March 31, 2021, the Company’s NAV was $23.16 per Class A share, $23.14 per Class T share and $23.16 per class I share, plus applicable selling commissions and dealer manager fees.

For the period from the commencement of the Offering through March 31, 2021, the Company issued 796,801 shares of common stock generating total gross proceeds of $18,993,298 in the Offering.

During the period from the commencement of the Offering through March 31, 2021, the Company also incurred $413,452 in selling commissions net of Sponsor Support, and incurred $192,610 of distribution fees, in connection with the issuance and distribution of its registered securities.

The net proceeds received from the Offering, after deducting the total expenses incurred as described above, were $18,387,236. For the period from the commencement of the Offering through March 31, 2021, the Company used proceeds of $16,828,554 to originate commercial mortgage loans, held for an investment and purchase interests in real estate-related assets.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

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

The following materials from Rodin Income Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RODIN INCOME TRUST, INC.

By:	/s/ Howard W. Lutnick
Howard W. Lutnick
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

	By:	/s/ John C. Griffin
John C. Griffin
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: May 17, 2021