Form 10-Q
period 2021-09-30
RODIN INCOME TRUST, INC.
filed 2021-11-15
CIK 1664780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 11, 2021, the registrant had 415,015 Class A shares, 175,771 Class I shares, and 211,394 Class T shares of $0.01 par value common stock outstanding.

RODIN INCOME TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RODIN INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$2,122,141	$4,804,926
Commercial mortgage loans, held for investment	16,889,417	16,624,680
Investment in real estate-related assets	8,100,000	8,100,000
Accrued interest receivable	127,745	184,937
Accrued preferred return receivable	45,000	—
Due from related party	39,963	41,463
Prepaid expenses and other assets	25,000	—
Receivables for commercial mortgage loans	—	1,800,000
Total assets	$27,349,266	$31,556,006
Liabilities and Equity
Liabilities
Loan participations sold	$8,019,000	$8,019,000
Due to related party	317,694	4,761,089
Accounts payable and accrued expenses	130,641	80,546
Distributions payable	110,624	110,004
Accrued interest payable	71,757	68,788
Total liabilities	8,649,716	13,039,427
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at each September 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, and 416,113 and 416,559 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	4,161	4,166
Class T common stock, $0.01 par value per share, 200,000,000 shares authorized, and 211,394 and 210,033 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2,114	2,100
Class I common stock, $0.01 par value per share, 50,000,000 shares authorized, and 175,771 and 175,241 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,758	1,752
Additional paid-in capital	18,323,165	18,296,613
Retained earnings and cumulative distributions	267,477	99,823
Total controlling interest	18,598,675	18,404,454
Non-controlling interests in subsidiaries	100,875	112,125
Total stockholders' equity	18,699,550	18,516,579
Total liabilities and stockholders' equity	$27,349,266	$31,556,006

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Revenues:
Interest income	$448,029	$670,439	$1,318,422	$1,967,498
Less: Interest income related to loan participations sold	(186,486)	(287,671)	(550,907)	(897,027)
Total interest income, net	261,543	382,768	767,515	1,070,471
Preferred return income	207,000	—	614,250	—
Total revenues	468,543	382,768	1,381,765	1,070,471
Operating expenses:
General and administrative expenses	25,476	24,615	76,203	79,580
Management fees	56,049	41,543	161,279	112,521
Total operating expenses	81,525	66,158	237,482	192,101
Net income (loss)	$387,018	$316,610	$1,144,283	$878,370
Weighted average shares outstanding	805,720	638,138	806,458	596,386
Net income (loss) per common share - basic and diluted	$0.48	$0.50	$1.42	$1.47

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Controlling Interest
								Retained
	Common Stock						Additional	Earnings and	Non-	Total
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2020	337,229	$3,372	56,413	$564	99,575	$996	$11,468,863	$(47,674)	$1,000	$11,427,121
Common stock	38,465	385	7,957	79	66,070	661	2,673,206	—	—	2,674,331
Common stock repurchased	(273)	(3)	—	—	—	—	(6,145)	—	—	(6,148)
Distribution reinvestment	982	10	451	5	232	2	38,986	—	—	39,003
Offering costs, commissions and fees	—	—	—	—	—	—	(92,896)	—	—	(92,896)
Net income (loss)	—	—	—	—	—	—	—	259,412	—	259,412
Distributions declared	—	—	—	—	—	—	—	(218,274)	(2,582)	(220,856)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	125,000	125,000
Balance as of March 31, 2020	376,403	$3,764	64,821	$648	165,877	$1,659	$14,082,014	$(6,536)	$123,418	$14,204,967
Common stock	18,990	189	4,300	43	—	—	555,266	$—	—	$555,498
Common stock repurchased	(1,638)	(16)	—	—	(1,151)	(12)	(63,850)	—	—	(63,878)
Distribution reinvestment	1,160	12	491	5	228	3	43,218	—	—	43,238
Offering costs, commissions and fees	—	—	—	—	—	—	(34,124)	—	—	(34,124)
Net income (loss)	—	—	—	—	—	—	—	302,348	—	302,348
Distributions declared	—	—	—	—	—	—	—	(255,552)	(3,793)	(259,345)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2020	394,915	$3,949	69,612	$696	164,954	$1,650	$14,582,524	$40,260	$119,625	$14,748,704
Common stock	12,663	127	3,265	33	5,371	54	491,286	$—	$—	$491,500
Common stock repurchased	(4,085)	(41)	—	—	—	—	(89,231)	—	—	(89,272)
Distribution reinvestment	1,266	13	545	5	233	2	45,588	—	—	45,608
Offering costs, commissions and fees	—	—	—	—	—	—	(22,352)	—	—	(22,352)
Net income (loss)	—	—	—	—	—	—	—	316,610	—	316,610
Distributions declared	—	—	—	—	—	—	—	(266,393)	(3,833)	(270,226)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—
Balance as of September 30, 2020	404,759	$4,048	73,422	$734	170,558	$1,706	$15,007,815	$90,477	$115,792	$15,220,572

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Controlling Interest
								Retained
	Common Stock						Additional	Earnings and	Non-	Total
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2021	416,559	$4,166	210,033	$2,100	175,241	$1,752	$18,296,613	$99,823	$112,125	$18,516,579
Common stock	2,908	29	636	7	—	—	84,964	—	—	85,000
Common stock repurchased	(2,758)	(28)	—	—	—	—	(61,745)	—	—	(61,773)
Distribution reinvestment	1,437	14	533	5	392	4	54,146	—	—	54,169
Offering costs, commissions and fees	—	—	—	—	—	—	(14,175)	—	—	(14,175)
Net income (loss)	—	—	—	—	—	—	—	375,809	—	375,809
Distributions declared	—	—	—	—	—	—	—	(321,330)	(3,750)	(325,080)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—
Balance as of March 31, 2021	418,146	$4,181	211,202	$2,112	175,633	$1,756	$18,359,803	$154,302	$108,375	$18,630,529
Common stock	3,252	33	—	—	—	—	78,967	—	—	$79,000
Common stock repurchased	(2,300)	(23)	—	—	—	—	(51,089)	—	—	(51,112)
Distribution reinvestment	444	4	192	2	138	2	17,848	—	—	17,856
Offering costs, commissions and fees	—	—	—	—	—	—	(4,407)	—	—	(4,407)
Net income (loss)	—	—	—	—	—	—	—	381,456	—	381,456
Distributions declared	—	—	—	—	—	—	—	(326,422)	$(3,750)	(330,172)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2021	419,542	$4,195	211,394	$2,114	175,771	$1,758	$18,401,122	$209,336	$104,625	$18,723,150
Common stock	—	—	—	—	—	—	—	—	—	$—
Common stock repurchased	(3,429)	(34)	—	—	—	—	(78,746)	—	—	(78,780)
Distribution reinvestment	—	—	—	—	—	—	—	—	—	—
Offering costs, commissions and fees	—	—	—	—	—	—	789	—	—	789
Net income (loss)	—	—	—	—	—	—	—	387,018	—	387,018
Distributions declared	—	—	—	—	—	—	—	(328,877)	$(3,750)	(332,627)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—
Balance as of September 30, 2021	416,113	$4,161	211,394	$2,114	175,771	$1,758	$18,323,165	$267,477	$100,875	$18,699,550

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,144,283	$878,370
Changes in assets and liabilities:
(Increase) in prepaid expenses and other assets	(25,000)	—
Decrease/(increase) in accrued interest receivable	57,192	(249)
(Increase) in accrued preferred return receivable	(45,000)	—
Decrease in accounts receivable	1,800,000	—
(Increase) in due from related party	—	(39,963)
Increase/(decrease) in accrued interest payable	2,969	(17,586)
Increase in accounts payable and accrued expenses	39,998	25,161
(Decrease)/increase in due to related party	(4,347,112)	3,659
Net cash (used in)/provided by operating activities	(1,372,670)	849,392
Cash flows from investing activities:
Repurchases of loan participation interest	—	(2,600,000)
Fundings of commercial mortgage loans, held for investment	(264,737)	(780,700)
Cash used in investing activities	(264,737)	(3,380,700)
Cash flows from financing activities:
Proceeds from issuance of common stock	51,424	3,592,784
Distributions	(907,734)	(588,873)
Payments from redemptions of common stock	(181,568)	(159,298)
Acquired non-controlling interests	—	104,100
Preferred stock dividends	(7,500)	(10,208)
Net cash (used in)/provided by financing activities	(1,045,378)	2,938,505
Net (decrease)/increase in cash and cash equivalents	(2,682,785)	407,197
Cash and cash equivalents, at beginning of period	$4,804,926	$905,358
Cash and cash equivalents, at end of period	$2,122,141	$1,312,555

Non-cash financing activities:
Distribution reinvestment	$72,025	$127,849
Distributions payable	$620	$23,497

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

On January 22, 2016, the Company was capitalized with a $200,001 investment by its sponsor, Cantor Fitzgerald Investors, LLC (“CFI”), through the purchase of 8,180 Class A shares of common stock. In addition, an indirect wholly owned subsidiary of CFI, Rodin Income Trust OP Holdings, LLC (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units, which is recorded as a non-controlling interest on the consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. The Company has registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). On June 28, 2018, the Company satisfied the minimum offering requirement for the Offering (the “Minimum Offering Requirement”) as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share. On April 20, 2020, the Company’s board of directors authorized the extension of the term of the Offering until May 2, 2021, upon which date the Offering expired, pursuant to its terms. The Company ceased accepting subscription agreements dated after April 28, 2021, to allow for the orderly close of the Offering prior to its expiration on May 2, 2021. The Company’s board of directors determined to terminate the DRP effective on the distribution date of May 5, 2021. Accordingly, all distributions payable on or after May 5, 2021, have been paid in cash.

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

As of September 30, 2021, the Company had made the following investments (collectively, the “Investments”):

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

•

The Company also originated, through RIT lending, an $8.99 million floating-rate mezzanine loan (the “East 12th Street Loan”), to DS 531 E. 12th Mezz LLC (the “East 12th Street Mezzanine Borrower”), an affiliate of Delshah, for the acquisition of a multifamily property by Delshah located in Manhattan, NY (the “East 12th Street Property”). Approximately $6.83 million of the East 12th Street Loan was funded at closing. As of September 30, 2021, approximately $8.79 million of the East 12th Street Loan has been funded. (See Note 3).

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

The Company evaluates all of its investments to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of September 30, 2021 and December 31, 2020, the Company concluded that it did not have any investments in VIEs.

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

Commercial Mortgage Loans, Held for Investment

Commercial mortgage loans are generally intended to be held for investment and, accordingly, are carried at cost, net of unamortized loan fees, premiums, discounts and unfunded commitments. Commercial mortgage loans, held for investment that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate. Commercial mortgage loans where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value. As of September 30, 2021 and December 31, 2020, the Company has originated two mezzanine loans and classified them as held for investment.

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

Income recognition is suspended for a preferred equity investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired preferred equity investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired preferred equity investment is not in doubt, contractual preferred return income is recorded as preferred return income when received, under the cash basis method until an accrual is resumed when the preferred return investment becomes contractually current and performance is demonstrated to be resumed. A preferred return investment is written off when it is no longer realizable and/or legally discharged. No impairment

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

losses were recorded during nine months ended September 30, 2021 after the Company assessed the recoverability of its assets. As of September 30, 2021, no impairment losses have been identified.

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

Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of September 30, 2021, and December 31, 2020, no impairment has been identified for loans that are held for investment. There are no loans that have been classified as past due or in non-accrual status as of September 30, 2021 and December 31, 2020.

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

Receivables for commercial mortgage loans

Principal collections of commercial mortgage loans, held for investment receivable is comprised solely of amounts due from Delshah for a paydown of principal for the Delshah Loan. As of September 30, 2021 and December 31, 2020, the balance of Principal collections of commercial mortgage loans, held for investment receivable was $0, and $1,800,000, respectively. The full amount of Receivables for commercial mortgage loans outstanding was collected by the Company in January 2021.

Due from Related Party

Due from related party includes amounts owed to the Company by CFI pursuant to the terms of the Sponsor Support Agreement for the reimbursement of selling commissions and dealer manager fees, as well as other amounts due from the Advisor. As of September 30, 2021 and December 31, 2020, the balance of Due from related party was $39,963 and $41,463, respectively. As of September 30, 2021, all Sponsor Support amounts have been received by the Company. The full amounts of Sponsor Support outstanding at December 31, 2020 were received by the Company during January 2021.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Due to Related Party

Due to related party is comprised of amounts contractually owed by the Company for various services provided to the Company from a related party, as well as amounts due to CFI for repurchases of loan participations sold pursuant to the Delshah Loan modification, which at September 30, 2021 and December 31, 2020 was $317,694 and $4,761,089, respectively. The full amounts due to CFI for repurchases of loan participations sold were reimbursed by the Company in January 2021.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses is comprised of amounts owed by the Company for compensation to the Company’s independent board of directors relating to pro-rated annual compensation as well as attendance at meetings of the board of directors. As of September 30, 2021 and December 31, 2020, accounts payable and accrued expenses was $130,641 and $80,546, respectively.

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was June 28, 2019 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but it is not required to do so. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs ratably over a 36-month period; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds of the Offering (the “1% Cap”), as of such payment date. To the extent the Advisor pays any additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period. As of September 30, 2021, the Advisor has continued to pay all O&O Costs on behalf of the Company through the expiration of the Offering.

As of September 30, 2021 and December 31, 2020, the Advisor has incurred $6,022,526 and $5,897,934, respectively, of O&O Costs on behalf of the Company. The Company’s obligation is limited to the 1% Cap, less any reimbursement payments made by the Company to the Advisor for O&O costs incurred, which at September 30, 2021 and December 31, 2020 was $54,160 and $115,277, respectively, and is included within Due to related party in the accompanying consolidated balance sheets. As of September 30, 2021, organizational costs of $449 had been recorded since inception in General and administrative expenses in prior periods. As of September 30, 2021 and December 31, 2020, offering costs of $189,153 and $188,710, respectively, were charged to stockholders’ equity. As of September 30, 2021 and December 31, 2020, the Company has made reimbursement payments of $135,442 and $73,882, respectively, to the Advisor for O&O Costs incurred.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of September 30, 2021 and December 31, 2020, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the three and nine months ended September 30, 2021, basic and diluted net income per common share was $0.48 and $1.42, respectively. For the three and nine months ended September 30, 2020, basic and diluted net income per common share was $0.50 and $1.47, respectively.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the three months ended September 30, 2021 and September 30, 2020, the Company earned Interest income, net of $1,884 and $130,929, respectively, on the Delshah Loan, consisting of $188,370 and $418,600, respectively, of total Interest less $186,486 and $287,671, respectively, of Interest income related to Loan participations sold.

During the nine months ended September 30, 2021 and September 30, 2020, the Company earned Interest income, net of $5,565 and $349,673, respectively, on the Delshah Loan, consisting of $556,472 and $1,246,700, respectively, of total interest less $550,907 and $897,027, respectively, on Interest income related to Loan participations sold.

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

The East 12th Street Loan is secured by a pledge of 100% of the equity interests in the East 12th Street Senior Borrower. The East 12th Street Loan may be prepaid in its entirety or in part in connection with sales of condominium units, subject in each case to RIT Lending’s receipt of eighteen months of minimum interest. The term of the East 12th Street Loan is three years, with two 1-year options to extend. On September 27, 2021, the East 12th Street Mezzanine Borrower submitted a request to extend the term of the East 12th Street Loan for an additional 12 months.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2021, the Company and CFI had advanced $1,459,417 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $200,583. As of September 30, 2021, the Company had advanced $500,000 for capital expenditure, reducing the amount withheld for capital expenditure, broker commissions and tenant improvements to $0. As of September 30, 2021, the total funded amount for the East 12th Street Loan was $8,789,417.

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

During the three months ended September 30, 2021 and September 30, 2020, the Company earned Interest income of $259,659 and $251,838, respectively, on the East 12th Street Loan.

During the nine months ended September 30, 2021 and September 30, 2020, the Company earned Interest income of $761,950 and $720,798, respectively, on the East 12th Street Loan.

The following table summarizes the activity on the loans at September 30, 2021:

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

During the three months ended September 30, 2021 and September 30, 2020, the Company earned total Interest income, net of $261,543 and $382,768, respectively, which was comprised of total Interest income of $448,029 and $670,439, respectively, less Interest income related to Loan participations sold of $186,486 and $287,671, respectively.

During the nine months ended September 30, 2021 and September 30, 2020, the Company earned total Interest income, net of $767,515 and $1,070,471, respectively, which was comprised of total Interest income of $1,318,422 and $1,967,498, respectively, less Interest income related to Loan participations sold of $550,907 and $897,027, respectively.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentration of Credit Risk

The following table presents the geography and property type of collateral underlying the Company’s Commercial mortgage loans, held for investment as a percentage of the loan’s carrying value as of September 30, 2021 and December 31, 2020:

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

As of December 31, 2020, the Company had repurchased participation interests in the Delshah Loan from CFI totaling $9,081,000, respectively. On December 31, 2020, an affiliate of Delshah paid down the original balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the Delshah Loan) converted from the mezzanine loan to the Delshah Preferred Equity Interest in DS Brooklyn Portfolio Holdings LLC, the sole owner of the Delshah Borrower, to be held by RIT Lending. As a result, as of September 30, 2021 and December 31, 2020, the Company’s total interest was reduced to $81,000, which represents a 1.00% ownership interest in the Delshah Loan.

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

As of July 16, 2019, the Company had repurchased remaining participation interests in the East 12th Street Loan from CFI in the amount of $5,609,044. As a result, as of September 30, 2021 and December 31, 2020, the Company’s ownership interest in the East 12th Street Loan was 100%. As of September 30, 2021 and December 31, 2020 the Company had made interest shortfall fundings of $1,285,373 and $1,285,373, respectively, and capital expenditure advances of $500,000 and $235,263, respectively, increasing the Company’s total interest to $8,789,417 and $8,524,680, respectively.

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

During the three months ended September 30, 2021 and September 30, 2020, the Company earned Preferred return income of $207,000 and $0, respectively, on the Delshah Preferred Equity Interest.

During the nine months ended September 30, 2021 and September 30, 2020, the Company earned Preferred return income of $614,250 and $0, respectively, on the Delshah Preferred Equity Interest.

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

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of September 30, 2021, the Company’s total number of authorized shares of common stock was 410,000,000 consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 50,000,000 of Class I authorized common shares. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but had different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares will be lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the Primary Offering.

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

Pursuant to the terms of the dealer manager agreement between the Company and Cantor Fitzgerald & Co. (the “Dealer Manager”), a related party, the Dealer Manager provided dealer manager services in connection with the Offering. The Offering was a best efforts continuous offering that ended May 2, 2021 pursuant to its terms. The Company’s board of directors determined to terminate the DRP effective on the distribution date of May 5, 2021. Accordingly, all distributions payable on or after May 5, 2021, have been paid in cash.

The Company also has 50 million shares of preferred stock, $0.01 par value, authorized. No shares of preferred stock are issued or outstanding.

As of September 30, 2021, the Company had sold 795,098 shares of its common stock (consisting of 407,933 Class A shares, 175,771 Class I shares and 211,394 Class T shares) in the Offering for aggregate net proceeds of $18,350,250.

Distributions

The Company’s board of directors authorized, and the Company declared, distributions through August 14, 2019 in an amount equal to $0.004357260, for the period August 15, 2019 through November 14, 2019 in an amount equal to $0.004493151, and for the period November 15, 2019 through November 15, 2021 in an amount equal to $0.004602739, per day (or approximately $1.68 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

 As of September 30, 2021 and December 31, 2020, the Company has declared common share distributions of $2,660,554 and $1,683,923, respectively, of which $106,874 and $110,004, respectively, was unpaid as of the respective reporting dates and has been recorded as a component of Distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of September 30, 2021 were paid during October 2021. As of September 30, 2021 and December 31, 2020, distributions reinvested pursuant to the Company’s DRP are $323,574 and $251,548, respectively.

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

During the three months and nine months ended September 30, 2021, the Company repurchased 3,429 and 8,487 shares, respectively, in the amount of $78,780 and $191,665, respectively. During the three and nine months ended September 30, 2020, the Company repurchased 4,085 and 7,147 shares, respectively, in the amount of $89,272 and $159,298, respectively.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-controlling Interest

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor.

In January 2020, in order to comply with certain REIT qualification requirements, RIT REIT Sub I issued in a private placement 125 shares of preferred stock to accredited investors for gross offering proceeds of $125,000. Pursuant to the private placement offering, RIT REIT Sub I incurred $20,900 of offering costs, which have been included within Additional paid-in capital on the accompanying consolidated balance sheet. The shares of preferred stock entitle the holders to an annual 12% preferred return, which, as of September 30, 2021, was $25,125, $3,750 of which was payable as of September 30, 2021.

The above-mentioned Special Unit Holder interest and RIT REIT Sub I private placement offering have been recorded as components of non-controlling interest on the consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

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

Fees and Expenses

The Company and the Advisor entered into an amended and restated advisory agreement, dated as of September 28, 2018, as amended by amendment no. 1 to the amended and restated advisory agreement (the “Advisory Agreement”), dated and effective as of September 28, 2019. The amendment to the Advisory Agreement (i) amends the monthly asset management fee from one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month, to one-twelfth of 1.20% of the Company’s most recently disclosed NAV and (ii) renews the term of the Advisory Agreement for an additional one-year term commencing on September 28, 2019. On September 28, 2020, the Advisory Agreement was renewed for an additional one-year term. On September 28, 2021, the Advisory Agreement was renewed for another one-year term. Pursuant to the Advisory Agreement, and subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying, originating, acquiring, and managing investments on behalf of the Company. For providing such services, the Advisor receives fees and reimbursements from the Company. The following summarizes these fees and reimbursements.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Advisor has agreed to pay for all O&O Costs on the Company’s behalf through the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. The Company began reimbursing the Advisor for such costs ratably over the 36 months following the Escrow Break Anniversary; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs to be paid to the Advisor to exceed the 1% Cap as of such reimbursement date. As of September 30, 2021 and December 31, 2020, the Advisor had incurred $6,022,526 and $5,897,934, respectively, of O&O Costs on behalf of the Company. The Company’s obligation is limited to the 1% Cap, less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which at September 30, 2021 and December 31, 2020 was $54,160 and $115,277, respectively, and is included within Due to related party in the accompanying consolidated balance sheets. At September 30, 2021, organizational costs of $449 had been recorded since inception in General and administrative expenses in prior periods. As of September 30, 2021 and December 31, 2020, offering costs of $189,153 and $188,710, respectively, were charged to stockholders’ equity. As of September 30, 2021 and December 31, 2020, the Company has made reimbursement payments of $135,442 and $73,882, respectively, to the Advisor for O&O Costs incurred. As of September 30, 2021, the Advisor has continued to pay all O&O Costs on behalf of the Company through the expiration of the Offering.

Acquisition Expenses. The Company does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of September 30, 2021 or December 31, 2020.

Origination Fees. The Company will pay the Advisor up to 1.0% of the amount funded by the Company to originate commercial real estate-related loans, but only if and to the extent there is a corresponding fee paid by the borrower to the Company. During the three and nine months ended September 30, 2021 and September 30, 2020, no origination fees were paid or incurred.

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

For the three and nine months ended September 30, 2021, the Company incurred asset management fees of $56,049 and $161,279, respectively. The asset management fee related to the month of September 2021 of $18,721 is unpaid as of September 30, 2021, and has been included within Due to related party on the consolidated balance sheet. For the three and nine months ended September 30, 2020, the Company incurred asset management fees of $41,543 and $112,521, respectively. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. Effective beginning in the third quarter of 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of Unreimbursed Operating Expenses (as defined below).

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning on October 1, 2019, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2019, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior periods in excess of the limitation to be remitted back to the Company. As of September 30, 2021 and December 31, 2020, the Company has accrued but not reimbursed any of the $108,485 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

During the three and nine months ended September 30, 2021 and September 30, 2020, the Company did not incur any operating expenses reimbursable to the Advisor, in accordance with the terms of the Advisory Agreement.

Reimbursable operating expenses include personnel and related employment costs incurred by the Advisor or its affiliates in performing the services described in the Advisory Agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At September 30, 2021, any unpaid reimbursable operating expenses are included within Due to related party on the accompanying consolidated balance sheet.

As of September 30, 2021, the total amount of Unreimbursed Operating Expenses (as defined below) was $5,062,192. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the nine months ended September 30, 2021 which were not invoiced to the Company amounted to $1,012,022.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of September 30, 2021 and December 31, 2020, no disposition fees have been incurred by the Company.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selling Commissions, Dealer Manager Fees and Distribution Fees

The Dealer Manager is a registered broker-dealer affiliated with CFI. The Company entered into the dealer manager agreement with the Dealer Manager and is obligated to pay various commissions and fees with respect to the Class A, Class T and Class I shares distributed in the Offering. In addition, CFI was required to pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares, Class T shares, and Class I shares, incurred in connection with the Offering. The Company will reimburse CFI for these costs (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital.

As of September 30, 2021, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in this paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from the Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of September 30, 2021 and December 31, 2020, CFI has paid Sponsor Support totaling $594,941 and $586,881, respectively, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances. The following summarizes fees payable to the Dealer Manager:

Selling Commissions. Selling commissions payable to the Dealer Manager consist of (i) up to 1.0% of gross offering proceeds paid by CFI for Class A shares and Class T shares and (ii) up to 5.0% and 2.0% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the Primary Offering. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions are payable with respect to Class I shares. As of September 30, 2021 and December 31, 2020, the Company has incurred $417,402 and $409,652 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of September 30, 2021 and December 31, 2020, $118,492 and $116,852 of Sponsor Support, respectively, has been recorded and $118,492 and $116,102, respectively, has been reimbursed by CFI. The Company has received all outstanding Sponsor Support for selling commissions as of September 30, 2021.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the Primary Offering, all of which were paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. As of September 30, 2021 and December 31, 2020, the Company has recorded $476,450 and $471,530 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of September 30, 2021 and December 31, 2020, all of the Sponsor Support related to dealer manager fees has been recorded and $476,450 and $470,780, respectively, has been reimbursed by CFI. The Company has received all outstanding Sponsor Support for dealer manager fees as of September 30, 2021.

Distribution Fees. Distribution fees are payable to the Dealer Manager, subject to the terms set forth in the dealer manager agreement between the Company and the Dealer Manager. Distribution fees are paid with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee is payable monthly in arrears and is paid on a continuous basis from year to year. During the three months ended September 30, 2021 and September 30, 2020, the Company paid distribution fees of $11,965 and $3,635, respectively. During the nine months ended September 30, 2021 and September 30, 2020, the Company paid distribution fees of $35,767 and $10,693, respectively. As of September 30, 2021 and December 31, 2020, the Company has incurred a liability of $136,328 and $171,493, respectively, which is included within Due to related party on the consolidated balance sheets, $3,886 and $4,014, respectively, of which was payable as of September 30, 2021 and December 31, 2020 and paid during October 2021 and January 2021, respectively.

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

The following table summarizes the above mentioned fees, and expenses incurred by the Company and Preferred Equity Interest payment as a result of Delshah Loan modification as of September 30, 2021:

		Due to related party as of	Nine Months ended September 30, 2021		Due to related party as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2020	Incurred	Paid	September 30, 2021

Management Fees
Asset management fees	Management fees	$14,834	$161,279	$157,392	$18,721
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	108,485	—	—	108,485
Organization expenses(2)	General and administrative expenses	187	—	99	88
Offering costs(2)	Additional paid-in capital	115,090	444	61,462	54,072
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	7,750	7,750	—
Distribution fees	Additional paid-in capital	171,493	602	35,767	136,328
Repurchase of loan participations sold
Delshah Preferred Equity Interest	Investment in real estate-related assets	4,351,000	—	4,351,000	—
Total		$4,761,089	$170,075	$4,613,470	$317,694

Note:

(1) As of September 30, 2021, the Advisor has incurred, on behalf of the Company, a total of $5,062,192 in Unreimbursed                Operating Expenses, including a total of $1,012,022 during the nine months ended September 30, 2021 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of September 30, 2021, the Advisor has incurred, on behalf of the Company, a total of $6,022,526 of O&O Costs, of which the Company’s obligation is limited to $54,160, pursuant to the 1% Cap.

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

As of September 30, 2021, CFI has invested $2,200,001 in the Company through the purchase of 88,180 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 80,000 Class I shares for an aggregate purchase price of $2,000,000).

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI has paid a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by the Company or by the Advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital. As of September 30, 2021, CFI has paid Sponsor Support totaling $594,941.

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

Note 9 – Commitments and Contingencies

As of September 30, 2021 and December 31, 2020, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it.

Unfunded Portion of the East 12th Street Loan

$6,830,000 of the East 12th Street Loan was funded at closing. $1,660,000 of the East 12th Street Loan was withheld to be advanced to the extent the East 12th Street Property generates insufficient cash flow to fully cover payment of interest on the East 12th Street Loan. The remaining portion of the East 12th Street Loan, $500,000, was withheld to be advanced to pay for capital expenditure, broker commissions and tenant improvements associated with the East 12th Street Property as approved by RIT Lending. No interest will accrue on the unfunded amounts. Subsequent to the date the East 12th Street Loan was originated, as of September 30, 2021, the Company and CFI have advanced $1,459,417 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $200,583. As of September 30, 2021, the Company had advanced $500,000 for capital expenditures, reducing the amount withheld for capital expenditures, broker commissions and tenant improvements to $0. As of September 30, 2021, the total funded amount for the East 12th Street Loan was $8,789,417. See Note 3 for additional information.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Commercial mortgage loans, held for investment and Loan participations sold — The fair value is estimated by discounting the expected cash flows based on the market interest rates for similar loans to the Company’s Commercial mortgage loans, held for investment and Loan participations sold. The Company determined that the market interest rates as of September 30, 2021 for both the Delshah Loan and the East 12th Street Loan were greater than their contractual interest rates. As of September 30, 2021 and December 31, 2020, the estimated fair value of the Company’s Commercial mortgage loans, held for investment was $16,931,963 and $16,660,002 respectively. As of September 30, 2021 and December 31, 2020, the estimated fair value of the Company’s Loan participations sold was $8,019,000 and $8,208,784, respectively. The Company has not elected the fair value option to account for its Commercial mortgage loans, held for investment or Loan participations sold.

Investment in real estate-related assets - The fair value is estimated by discounting the expected cash flows outflows based on the market preferred return rates for similar preferred equity investments to the Company’s investment in the Delshah Preferred Equity Interest. As of September 30, 2021 and December 31, 2020, the estimated fair value of the Company’s Investment in real estate-related assets was $8,100,000 and $8,100,000, respectively. The Company has not elected the fair value option to account for its Investment in real estate-related assets.

Other financial instruments — The Company considers the carrying value of its Cash and cash equivalents to approximate its fair value because of the short period of time between its origination and its expected realization as well as its highly-liquid nature. Due to the short-term maturity of this instrument, Level 1 inputs are utilized to estimate the fair value of Cash and cash equivalents.

The following table details the principal balance, carrying value, and fair value of the Company’s financial assets and liabilities as of September 30, 2021:

			Fair Value
	Principal Balance	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$2,122,141	$2,122,141	$2,122,141	$—	$—	$2,122,141
Commercial mortgage loans, held for investment	$16,889,417	$16,889,417	$—	$—	$16,931,963	$16,931,963
Investment in real estate-related assets	$8,100,000	$8,100,000			8,100,000	$8,100,000

Liabilities
Loan participations sold	$8,019,000	$8,019,000	$—	$—	$8,019,000	$8,019,000

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Subsequent Events

East 12th Street Loan Extension

As described earlier, the East 12th Street Borrower had two 1-year extension options in connection with the East 12th Street Loan. On November 1, 2021, the Company and the East 12th Street Borrower agreed to modify the first of such options to a six-month extension in exchange for the waiver of certain borrower requirements. The East 12th Street Borrower simultaneously exercised the six-month extension.

Distributions

On November 12, 2021, the board of directors authorized, and the Company declared, distributions for the period from November 15, 2021 to February 15, 2022, in an amount equal to $0.004602739 per day per share (or approximately $1.68 on an annual basis). Distributions will be payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

The Company determines its NAV as of the end of each quarter. NAV, as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O Costs (as defined below), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Prior to the expiration of the Offering, the board of directors adjusted the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less Sponsor Support (as defined below), up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. As of September 30, 2021, the Company’s NAV was $23.30 per Class A share, $23.29 per Class T share and $23.30 per Class I share. For further discussion of the Company’s NAV calculation, please see “Net Asset Value”.

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

As of September 30, 2021, the Company had made the following investments (collectively, the “Investments”):

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

•

The Company also originated, through RIT lending, an $8.99 million floating-rate mezzanine loan (the “East 12th Street Loan”), to DS 531 E. 12th Mezz LLC (the “East 12th Street Mezzanine Borrower”), an affiliate of Delshah, for the acquisition of a multifamily property by Delshah located in Manhattan, NY (the “East 12th Street Property”). Approximately $6.83 million of the East 12th Street Loan was funded at closing. As of September 30, 2021, approximately $8.79 million of the East 12th Street Loan has been funded.

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

The East 12th Street Loan is secured by a pledge of 100% of the equity interests in the East 12th Street Senior Borrower. The East 12th Street Loan may be prepaid in its entirety or in part in connection with sales of condominium units, subject in each case to RIT Lending’s receipt of eighteen months of minimum interest. The term of the East 12th Street Loan is three years, with two 1-year options to extend. On September 27, 2021, the East 12th Street Mezzanine Borrower submitted a request to extend the term of the East 12th Street Loan for an additional 12 months.

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

As of September 30, 2021, the Company and CFI had advanced $1,459,417 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $200,583. As of September 30, 2021, the Company had advanced $500,000 for capital expenditures, reducing the amount withheld for capital expenditure, broker commissions and tenant improvements to $0. As of September 30, 2021, the total funded amount for the East 12th Street Loan was $8,789,417.

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

As of September 30, 2021, the Company had repurchased participation interests in the Delshah Loan from CFI in the amount of $9,081,000. On December 31, 2020, an affiliate of Delshah paid down the original balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the Delshah Loan) converted from the mezzanine loan to the Delshah Preferred Equity Interest in DS Brooklyn Portfolio Holdings LLC, the sole owner of the Delshah Borrower, on the terms described above, to be held by RIT Lending. As a result, as of September 30, 2021 and December 31, 2020, the Company’s total interest was reduced to $81,000, which represents a 1.00% ownership interest in the Delshah Loan.

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

Interest Income, net

For the three and nine months ended September 30, 2021, the Company earned net interest income of $261,543 and $767,515, respectively. For the three and nine months ended September 30, 2020, the Company earned net interest income of $382,768 and $1,070,471, respectively.

The decreases of $121,225 and $302,956, respectively, for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, was due to the pay down and the modification of the Delshah Loan.

Preferred Return Income

For the three and nine months ended September 30, 2021, the Company earned preferred return income of $207,000 and $614,250, respectively. For the three and nine months ended September 30, 2020, the Company earned preferred return income of $0.

The increases of $207,000 and $614,250, respectively, for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, was due to the partial conversion of the Delshah Loan into Delshah Preferred Equity Interest.

General and Administrative Expenses

The Company’s general and administrative expenses consist primarily of operating expense reimbursements to the Advisor, as well as compensation to the Company’s independent board of directors relating to pro-rated annual compensation as well as attendance at board of directors’ meetings.

For the three and nine months ended September 30, 2021, the Company incurred general and administrative expenses of $25,476 and $76,203, respectively. For the three and nine months ended September 30 2020, the Company incurred general and administrative expenses of $24,615 and $79,580, respectively.

The increase of $861 for the three months ended September 30, 2021, as compared to the three ended September 30, 2020, was due to increase in the amount of operating expenses incurred by the Company during such periods. The decrease of $3,377 for the nine months ended September 30, 2021, as compared to the nine ended September 30, 2020, was due to decrease in the amount of operating expenses incurred by the Company during such periods. As of September 30, 2021, the Advisor has incurred, on behalf of the Company, a total of $5,062,192 in Unreimbursed Operating Expenses, including a total of $1,012,022 for the nine months ended September 30, 2021, for which the Advisor has not invoiced the Company for reimbursement.

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

For the three and nine months ended September 30, 2021, the Company incurred asset management fees of $56,049 and $161,279, respectively. For the three and nine months ended September 30, 2020, the Company incurred asset management fees of $41,543 and $112,521, respectively.

The increases of $14,506 and $48,758 for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, was due to the increase in the Company’s NAV during such periods.

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

•	unrealized gains (losses) from the consolidation from, or deconsolidation to, equity accounting;
•	adjustments related to contingent purchase price obligations; and
•	adjustments for consolidated and unconsolidated partnerships and joint ventures calculated to reflect MFFO on the same basis as above.

The following table presents a reconciliation of FFO to net income:

Nine Months Ended September 30, 2021
Net Income	$1,144,283
Adjustments:
None	—
Funds from Operations	$1,144,283

The following table presents a reconciliation of FFO to MFFO:

Nine Months Ended September 30, 2021
Funds from Operations	$1,144,283
Adjustments:
None	—
Modified Funds from Operations	$1,144,283

Net Asset Value

On November 12, 2021, the Company’s board of directors approved an estimated net asset value (“NAV”) as of September 30, 2021 of $23.30 per share for Class A and I, and $23.29 for Class T shares of common stock. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. Although the Stanger performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

In performing the calculation of the Company’s estimated NAV per share, Stanger observed that the Company had originated and held two loans and a preferred equity interest as of September 30, 2021, and that the Company’s NAV was comprised of cash and equivalents plus its interests in the Delshah Loan, the East 12th Street Loan and the Delshah Preferred Equity Interest, amounts due from related party, less accrued expenses, distributions payable, the liquidation value of the Company’s preferred stock and due to related party (excluding amounts owed to the Advisor for reimbursement of O&O Costs) less the current accrued O&O Costs liability due, as identified on the Company’s balance sheet. Stanger also considered any other amounts due to the Advisor or affiliates for repayment of Sponsor Support or amounts due to the Special Unit Holder in certain circumstances, including liquidation of the Company, for which no amounts were due as of September 30, 2021. There can be no assurance that a stockholder would realize $23.30 per share of Class A and I common stock or $23.29 per share of Class T common stock if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s September 30, 2021 NAV does not consider fees or expenses that may be incurred in connection with a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs, and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Advisory Agreement, and, as discussed in “Note 9 – Commitments and Contingencies” above, the full extent of the impact and effects of COVID-19 on the future financial performance of the Company, as a whole, and, specifically, on its investments and underlying borrowers and their real estate property holdings are uncertain at this time. Due to COVID-19, as of September 30, 2021, there was a limited market, relative to pre-COVID-19 levels, for loan investments like those held by the Company. Therefore, there can be no assurance that the estimated market value of the investments included in the NAV would materially equal the gross amount realized if such loan or preferred equity investments were sold by the Company at September 30, 2021. The Company believes that the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternatives Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

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

The remaining $8.1 million principal balance of the Delshah Loan remained outstanding as a mezzanine loan with the same terms as those in effect prior to the conversion. As of September 30, 2021, CFI held a 99% interest in the Delshah Loan through a participation agreement between the Company and CFI, and the Company retained a 1% interest in the Delshah Loan. As of September 30, 2021, the Company held 100% of the Delshah Preferred Equity Interest.

In accordance with the Company’s valuation procedures, the Delshah Loan, the East 12th Street Loan and the Delshah Preferred Equity Interest, (each individually an “Investment” and collectively the “Delshah Investments”) were included in the determination of NAV at their estimated fair market value as of September 30, 2021, as determined by Stanger, as adjusted to reflect the Company’s retained interests in each of the Delshah Investments, respectively. The estimated fair market value of the each of the Delshah Investments was based upon taking, for each the anticipated payments over the remaining loan and projected investment term and discounting such payments to a present value at a discount rate range equal to the current estimated market interest rate or yield on similar investments. To provide their opinion of value of the Delshah Investments, Stanger first reviewed the terms of each of the Delshah Investments as contained in the loan and investment agreements. Stanger then reviewed mezzanine loan and preferred equity market terms at or around September 30, 2021 to ascertain current market interest rates for investments similar to the Delshah Investments. This review was conducted by (i) interviews of participants in the mezzanine / preferred equity market, (ii) reviewing recent mezzanine loan and preferred equity transactions, as available, and (iii) reviewing published surveys available at or around September 30, 2021. Based on Stanger’s reviews above and taking into consideration each of the Delshah Investments’ unique factors, including, but not limited to, loan-to-value (based primarily on the most-recent appraised value of the underlying real estate collateral properties, subsequent capital investment into the real estate collateral properties and current asking and contract prices for the for sale condominium units for the East 12th Street Loan collateral property), debt service and preferred equity yield coverage and reserve levels and funding requirements of the underlying collateral properties, as well as property specific attributes such as property type and location, financial information pertaining to the borrower and/or guarantor, prepayment terms, and investment and loan origination dates, maturity dates and extension terms, a market interest rates was determined for each Delshah Investment to utilize in the determination of the fair market value of the Delshah Investments.

The following table provides a breakdown of the major components of the Company’s NAV:

Components of NAV	September 30, 2021
Cash and cash equivalents	$2,122,141
Commercial mortgage loans, held for investment(1)	8,831,963
Investment in real estate-related assets	8,100,000
Due from related party	39,963
Accrued interest receivable	127,745
Accrued Preferred Return Receivable	45,000
Prepaid expenses and other asset	25,000
Accounts payable and accrued expenses	(130,641)
Distributions payable	(110,624)
Due to related party(2)	(133,967)
Distribution fee payable the following month(3)	(3,886)
Accrued interest payable	(71,757)
Non-controlling interests in subsidiaries	(125,000)
Sponsor promote / Support repayment	—
Net Asset Value	$18,715,937
Number of outstanding shares	803,278

Note:	(1) Reflects the Company’s interest in the Delshah Loan and the East 12th Street Loan.

(2) Reflects the Company’s interest in the Delshah Preferred Equity Interest.

(3) Excluding $47,401 due to the Advisor for reimbursement of O&O Costs ($54,160 less the current liability due of $6,759) pursuant to the procedures described in the “Net Asset Value Calculations and Valuation Procedures” section of the Company’s prospectus.

(4) Distribution fee only relates to Class T Shares.

NAV Per Share	Class A Shares	Class T Shares	Class I Shares	Total
Total Gross Assets at Fair Value	$9,993,519	$5,076,914	$4,221,379	$19,291,812
Due to related party	(69,398)	(35,255)	(29,314)	(133,967)
Other liabilities	(162,151)	(86,262)	(68,495)	(316,908)
Non-controlling interests in subsidiaries	(64,752)	(32,896)	(27,352)	(125,000)
Quarterly NAV	$9,697,218	$4,922,501	$4,096,218	$18,715,937
Number of outstanding shares	416,113	211,394	175,771	803,278
NAV per share	$23.30	$23.29	$23.30

The following table reconciles stockholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders' Equity to NAV	September 30, 2021
Stockholders' equity under U.S. GAAP	$18,699,550
Adjustments:
Fair value adjustment of commercial mortgage loans, held for investment	(38,454)
Organization and offering costs	47,401
Accrued distribution fee	132,440
Non-controlling interests in subsidiaries	(125,000)
NAV	$18,715,937

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

Organization and offering costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was June 28, 2019 (the “Escrow Break Anniversary”). Such costs are being reimbursed to the Advisor, ratably, by the Company, over 36 months beginning on June 29, 2019, subject to the 1% Cap. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but it is not required to do so. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs ratably over a 36-month period; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap, as of such payment date. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period. As of September 30, 2021, the Advisor has continued to pay all O&O Costs on behalf of the Company. Under U.S. GAAP, the Company's reimbursement liability pertaining to the O&O costs is included with due to related party in the Company's consolidated balance sheet. For NAV, such costs will be recognized as a reduction in NAV as they are reimbursed.

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

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to the Company’s September 30, 2021 NAV for the changes in the effective contractual interest rates or preferred return rates for the Investments, respectively:

Sensitivity Analysis	Range of NAV (Class A & I)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$23.17	$23.30	$23.34	$23.15	$23.29	$23.32
Estimated Market Interest Rate - Delshah Loan(a)	9.69%	9.23%	9.23%	9.69%	9.23%	9.23%
Estimated Market Interest Rate - Delshah Preferred Equity Interest(a)	10.65%	10.14%	10.14%	10.65%	10.14%	10.14%
Estimated Market Interest Rate - East 12th Street Loan(a)	13.07%	12.45%	11.83%	13.07%	12.45%	11.83%
(a)	Limited by the loans prepayment provisions, where applicable.

Liquidity and Capital Resources

The Company is dependent upon the net proceeds from the Offering to conduct its principal operations. The Company will obtain the capital required to originate mortgage loans and conduct its operations from the proceeds of any future offerings, from secured or unsecured financings from banks and other lenders and from any undistributed funds from its operations.

The Company raised substantially less than the maximum offering amount in the Offering. Because the Company raised substantially less than the maximum offering amount, the Company made fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company has certain fixed operating expenses, including certain expenses as a REIT and as a public company, regardless of whether it was able to raise substantial funds in the Offering. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of September 30, 2021, the Company has raised net proceeds, inclusive of distribution fees paid, of $18,350,250 in the Offering and have only made two investments. The Offering expired pursuant to its terms on May 2, 2021.

As of September 30, 2021, the Company has no outstanding borrowings and no commitments from any lender to provide it with financing. The Company’s charter limits the Company from incurring debt if the Company’s borrowings exceed 300% of the cost of the Company’s net assets, which is estimated to approximate 75% of the cost of its tangible assets (before deducting depreciation or other non-cash reserves), though the Company may exceed this limit under certain circumstances.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Nine Months Ended September 30, 2021
Cash flows from operating activities	$(1,372,670)
Cash flows from investing activities	(264,737)
Cash flows from financing activities	(1,045,378)
Decrease in cash and cash equivalents	$(2,682,785)

Operating Activities

During the nine months ended September 30, 2021, net cash used in operating activities was $1,372,670, compared to net cash provided by operating activities of $849,392 during the nine months ended September 30, 2020. The change was primarily due to an increase in net income of $265,913 offset by a decrease in working capital accounts of $2,487,975.

Investing Activities

During the nine months ended September 30, 2021, cash used in investing activities was $264,737, compared to $3,380,700 during the nine months ended September 30, 2020. The change was due to a decrease in repurchases of loan participation interest, as well as a decrease in fundings of the Investments.

Financing Activities

During the nine months ended September 30, 2021, net cash used in financing activities was $1,045,378, compared to net cash provided by financing activities of $2,938,505 during the nine months ended September 30, 2020. The change was primarily due to a decrease in proceeds received from the Offering, an increase in distributions made, an increase in payments from redemptions of common stock, and a decrease in preferred stock dividends.

Distributions

The Company’s board of directors authorized, and the Company declared, distributions through August 14, 2019 in an amount equal to $0.004357260, for the period August 15, 2019 through November 14, 2019 in an amount equal to $0.004493151, and for the period November 15, 2019 through November 15, 2021 in an amount equal to $0.004602739, per day (or approximately $1.68 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

The Company’s ability to generate working capital is dependent on its ability to make investments that generate cash flow. In general, the Company policy is to pay distributions from cash flow from operations, but should operations not be sufficient to fund cash distributions, the Company had entered into a distribution support agreement with CFI to purchase up to $5 million in Class I shares from the Company (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement), to provide additional cash support for distributions (the “Distribution Support Agreement”). However, if the Company has not generated sufficient cash flow from its operations and other sources, such as from the Distribution Support Agreement, or the Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, the Company could use the proceeds from the Offering for such purposes. The Distribution Support Agreement terminated at the expiration of the offering. Other than the shares purchased to satisfy the Minimum Offering Requirement, as of September 30, 2021, CFI has not purchased any Class I shares pursuant to the Distribution Support Agreement.

The following tables summarize our distributions declared during the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$329,671	76%	$816,225	84%
Payable	106,874	24%	106,874	11%
Reinvested in shares	—	0%	53,530	5%
Total distributions	$436,545	100%	$976,629	100%

Sources of Distributions:	Amount	Percent	Amount	Percent
Operating cash flows	$—	0%	$—	0%
Offering proceeds pursuant to Distribution Support Agreement	—	0%	—	0%
Offering proceeds	436,545	100%	976,629	100%
Total sources of distributions	$436,545	100%	$976,629	100%

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$147,925	55%	$537,403	72%
Payable	87,393	33%	87,393	12%
Reinvested in shares	31,075	12%	115,423	16%
Total distributions	$266,393	100%	$740,219	100%

Sources of Distributions:
Operating cash flows	$266,393	100%	$740,219	100%
Offering proceeds pursuant to Distribution Support Agreement	—	0%	—	0%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$266,393	100%	$740,219	100%

During the three and nine months ended September 30, 2021, the Company declared $436,545 and $976,629 of distributions to its shareholders, respectively, $106,874 of which was unpaid at September 30, 2021, compared to the Company’s total aggregate MFFO of $387,018 and $1,144,283, respectively, and the Company’s total aggregate net income of $387,018 and $1,144,283, respectively for such periods.

During the three and nine months ended September 30, 2020, the Company declared $266,393 and $740,219 of distributions to its shareholders, respectively, $87,393 of which was unpaid at September 30, 2020, compared to the Company’s total aggregate MFFO of $316,610 and $878,370, and the Company’s total aggregate net income of $316,610 and $878,370, respectively, for such periods.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditure, or capital resources.

Contractual Obligations

As of September 30, 2021, the Company does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Subsequent Events

Distributions

On November 12, 2021, the board of directors authorized, and the Company declared, distributions for the period from November 15, 2021 to February 15, 2022, in an amount equal to $0.004602739 per day per share (or approximately $1.68 on an annual basis). Distributions will be payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

East 12th Street Loan Extension

As described earlier, the East 12th Street Borrower had two 1-year extension options in connection with the East 12th Street Loan. On November 1, 2021, the Company and the East 12th Street Borrower agreed to modify the first of such options to a six-month extension in exchange for the waiver of certain borrower requirements. The East 12th Street Borrower simultaneously exercised the six-month extension.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure will be interest rate risk with respect to its indebtedness, credit risk and market risk with respect to use of derivative financial instruments for hedging purposes and foreign currency risk relating to investments made outside of the United States. As of September 30, 2021, the Company had no borrowings and has not used any derivative financial instruments.

Interest Rate Risk

As of September 30, 2021, the Company had originated a floating rate commercial mortgage loan, held for investment in the amount of $8,990,000, the East 12th Street Loan, which is exposed to interest rate changes in LIBOR. The loan is subject to an interest rate floor to mitigate some of the negative impact interest rates would have on the Company’s consolidated financial statements. As LIBOR is currently below the interest rate floor associated with the Company’s loan, the changes in LIBOR during the three months ended September 30, 2021 have not exposed the Company to any interest rate risk.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2021, the Company was not involved in any material legal proceedings.

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

If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments, we may have to reduce our distribution rate, our net asset value may be negatively impacted and your overall return may be reduced. As of September 30, 2021, we have declared distributions of $2,660,554, of which 39% were paid using proceeds from the Offering.

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

The Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become our obligations. Without these provisions in the Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of ours, which, in turn, would likely have a negative effect on our NAV per share. The Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% limitation. The incurrence of previously unbilled operating expenses will likely have a negative effect on our NAV per share. As of September 30, 2021, the Advisor has incurred, on our behalf, a total of $5,062,192 in Unreimbursed Operating Expenses, including a total of $1,012,022 for which the Advisor has not invoiced us for reimbursement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.

Unregistered Sales of Equity Securities

During the nine months ended September 30, 2021, the Company did not complete any sales of unregistered securities.

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

The net proceeds received from the Offering, after deducting the total expenses incurred as described above, and organization and offering reimbursement payments of $114,947 were $18,365,195. For the period from the commencement of the Offering through September 30, 2021, the Company used proceeds of $16,970,417 to originate commercial mortgage loans, held for an investment and purchase interests in real estate-related assets.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

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

The following materials from Rodin Income Trust, Inc.’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2021 are formatted in iXBRL ( Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Dated: November 15, 2021