Form 10-K
period 2021-12-31
RODIN INCOME TRUST, INC.
filed 2022-03-30
CIK 1664780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of March 25, 2022, the registrant had 411,979 Class A shares, 175,771 Class I shares, and 209,708 Class T shares of $0.01 par value common stock outstanding.

Auditor Firm Id: 42 Auditor Name: Ernst & Young LLP           Auditor Location: New York, NY, US

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

These factors include, but are not limited to the following:

•

The dependence of Rodin Income Trust, Inc. (the “Company”) on the resources and personnel of Rodin Income Advisors, LLC (the “Advisor”), Cantor Fitzgerald Investors, LLC (“CFI”), and their affiliates, including the Advisor’s ability to source and close on attractive investment opportunities on the Company’s behalf;

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

•	the Company’s ability to maintain the Company’s exemption from registration under the Investment Company Act;
•	general volatility in domestic and international capital markets and economies;
•	effect of regulatory actions, litigation and contractual claims against the Company and its affiliates, including the potential settlement and litigation of such claims;
•	the impact of any conflicts arising among the Company and CFI and its affiliates;
•	the adequacy of the Company’s cash reserves and working capital;
•	increases in interest rates;
•	the full extent of the impact and effects of the outbreak of coronavirus (COVID-19) on the future financial performance of the Company and its borrowers;
•	the timing of cash flows, if any, from the Company’s investments; and
•	other risks associated with investing in the Company’s targeted investments.

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

The Company determines its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any organization and offering (“O&O”) expenses paid by the Advisor on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Prior to the expiration of the Offering, the board of directors adjusted the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less the portion of selling commissions and all of the dealer manager fees paid by CFI (“Sponsor Support”), up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. As of December 31, 2021, the Company’s NAV was $23.39 per Class A share, $23.37 per Class T share and $23.39 per Class I share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of December 31, 2021, the Company had made the following investments (collectively, the “Investments”):

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

•

The Company also originated, through RIT Lending, an $8.99 million floating-rate mezzanine loan (the “East 12th Street Loan”), to DS 531 E. 12th Mezz LLC (the “East 12th Street Mezzanine Borrower”), an affiliate of Delshah, for the acquisition of a multifamily property by Delshah located in Manhattan, NY (the “East 12th Street Property”). Approximately $6.83 million of the East 12th Street Loan was funded at closing. As of December 31, 2021, approximately $8.79 million of the East 12th Street Loan has been funded.

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

•	The Company may not be able to realize current and expected returns over the life of its investments.
•	The Company may not be able to maintain effective internal controls.
•	The Company’s business may be affected by regulatory requirements with respect to the Company’s business, as well as the related cost of compliance.
•	The Company may fail to qualify or maintain its qualification as a REIT for U.S. federal income tax purposes and is subject to limitations imposed on the Company’s business by its status as a REIT.
•	The current outbreak of the coronavirus, or COVID-19, could adversely impact or cause disruption to the Company’s financial condition and results of operations.
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

The ongoing global health crisis caused by the coronavirus (COVID-19) infectious disease, or the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, could adversely impact or cause disruption to the Company’s financial condition and results of operations. as well as the financial condition and results of operations of the Company’s tenants.

Since initially being reported in December 2019, the outbreak of the coronavirus (COVID-19) infectious disease has spread around the world, including in every state in the United States. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to the COVID-19 pandemic.

The global impact of the COVID-19 pandemic continues to evolve and many countries, states and localities, including states and localities in the United States, have reacted by imposing measures to help control the spread of the virus, including instituting quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, restrictions on businesses and school closures. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the U.S. commercial real estate industry and the industries of the Company’s tenants, directly or indirectly. The COVID-19 pandemic has triggered a period of global economic slowdown. The fluidity of the COVID-19 pandemic continues to preclude any prediction as to the ultimate adverse impact the pandemic may have on the Company’s business, financial condition, results of operations, cash flows and liquidation.

The COVID-19 pandemic or a future pandemic, epidemic or outbreak of infectious disease affecting states or regions in which the Company or the Company’s tenants operate could have material and adverse effects on the Company’s business, financial condition, results of operations, cash flows and our liquidation due to, among other factors:

•

health or other government authorities requiring the closure of offices or other businesses or instituting quarantines of personnel as the result of, or in order to avoid, exposure to a contagious disease;

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

•

difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect us and the Company’s and the Company’s tenants’ ability to access capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may adversely affect the valuation of financial assets and liabilities, any of which could affect the Company’s ability to meet liquidity and capital expenditure requirements or have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows;

•	ability to operate or operate in affected areas, or delays in the supply of products or services from the vendors that are needed to operate effectively;
•	reduced economic activity, general economic decline or recession;
•	tenants’ ability to pay rent on their leases or the Company’s ability to lease space in the Company’s properties on favorable terms if the Company’s properties become vacant;
•	the Company’s ability to ensure business continuity in the event the Company’s continuity of operations plan is not effective or improperly implemented or deployed during a disruption; and
•

the Company’s or the Company’s tenant’s ability to operate, which may cause business and operating results to decline or impact the ability to comply with regulatory obligations leading to reputational harm and regulatory issues or fines.

The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. The full extent of the impact and effects of the COVID-19 pandemic on the future financial performance of the Company, as a whole, and, specifically, on the Company’s properties and other investments are uncertain at this time.

The ultimate impact of the COVID-19 pandemic will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories and restrictions, the recovery time of the disrupted supply chains, the consequential staff shortages, and production delays, and the uncertainty with respect to the accessibility of additional liquidity or to the capital markets. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to the Company’s performance, financial condition, results of operations and cash flows.

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

LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. It currently appears that, over time, U.S. Dollar LIBOR may be replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. For example, switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. The Company and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. As of December 31, 2021, the ICE Benchmark Association, or IBA, announced that one-week and two-week month USD LIBOR maturities and non-USA LIBOR maturities will cease publication. While all remaining USD LIBOR maturities will cease immediately after June 30, 2023. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

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

Changes in laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us, subject us to increased competition or otherwise adversely affect our business.

The laws and regulations governing our operations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. Furthermore, if regulatory capital requirements-whether under the Dodd-Frank Act, Basel III (i.e., the framework for a comprehensive set of capital and liquidity standards for internationally active banking organizations, which was adopted in June 2011 by the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States) or other regulatory action-are imposed on private lenders that provide us with funds, or were to be imposed on us, they or we may be required to limit, or increase the cost of, financing they provide to us or that we provide to others. Among other things, this could potentially increase our financing costs, reduce our ability to originate or acquire loans and reduce our liquidity or require us to sell assets at an inopportune time or price.

Various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions but do not apply to us, which we believe creates opportunities for us to participate in certain investments that are not available to these more regulated institutions. However, in 2018, President Trump signed into law a bill easing the regulation and oversight of certain banks under the Dodd-Frank Act. Efforts by the current administration could have further impacts on our industry if previously enacted laws are amended or if new legislative or regulatory reforms are adopted. In addition, the change in administration has led and will lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over the U.S. financial services industry. This poses uncertainty with respect to such agencies’ policy priorities and may lead to increased regulatory enforcement activity in the financial services industry. Although there is a substantial lack of clarity regarding the likelihood, timing and details of potential changes or reforms by the new administration and U.S. Congress, such changes or reforms may impose additional costs on our current or future investments, require the attention of senior management or result in other limitations on our business or investments. We are unable to predict at this time the effect of any such reforms.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. Additionally, Russia's prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People's Republic, and the so-called Luhansk People's Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication ("SWIFT") payment system. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

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

Certain of our investments may be secured by a single property or properties in one geographic location or asset class. Additionally, properties that we may acquire may be concentrated in a geographic location or in a particular asset class. These investments carry the risks associated with significant geographical or industry concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain geographic areas or industries and we may experience losses as a result. A worsening of economic conditions, a natural disaster or civil disruptions in a geographic area in which our investments may be concentrated or economic upheaval with respect to a particular asset class, could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of borrowers to pay financed amounts and impairing the value of our collateral or the properties we may acquire. As of December 31, 2021, 100% of our investments were secured by properties in New York City.

We have no established investment criteria limiting the size of each investment we make in commercial real estate debt, real estate related equity and securities investments. If we have an investment that represents a material percentage of our assets and that investment experiences a loss, the value of your investment in us could be significantly diminished.

We are not limited in the size of any single investment we may make and certain of our commercial real estate debt, select equity and securities investments may represent a significant percentage of our assets. We may be unable to raise significant capital and invest in a diverse portfolio of assets which would increase our asset concentration risk. Any such investment may carry the risk associated with a significant asset concentration. Should any investment representing a material percentage of our assets, experience a loss on all or a portion of the investment, we could experience a material adverse effect, which would result in the value of your investment in us being diminished. As of December 31, 2021, we have only made three investments.

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

Although we expect that once we have fully invested the proceeds of the Offering, our debt financing and other liabilities will be 50% or less of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), our debt financing and other liabilities may exceed this level during our offering stage. Our charter limits our total liabilities to 300% of the cost of our net assets, which we expect to approximate 75% of the cost of our tangible assets (before deducting depreciation, reserves for bad debt or other non-cash reserves), however, we may exceed this limit with the approval of the independent directors of our board of directors. As of December 31, 2021, the Company had no borrowings.

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

The fees we pay to our Advisor and its affiliates in connection with the origination, acquisition and management of our investments were not determined on an arm’s length basis; therefore, we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

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

We have limited operating history. As of December 31, 2021, we have only made three investments and have very limited assets. Moreover, if our capital resources are insufficient to support our operations, we will not be successful.

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

Our organizational documents do not restrict us from paying distributions from any source and do not restrict the amount of distributions we may pay from any source, including proceeds from the issuance of securities in the future, other third party borrowings, advances from the Advisor or sponsor or from the Advisor’s deferral or waiver of its fees under the Advisory Agreement. Distributions paid from sources other than current or accumulated earnings and profits, particularly during the period before we have substantially invested the net proceeds from this offering may constitute a return of capital for tax purposes. From time to time, particularly during the period before we have substantially invested the net proceeds from this offering, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations we may make distributions in excess of our cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement. If we fund distributions from financings, the net proceeds from this offering or sources other than our cash flow from operations, we will have less funds available for investment in real estate-related loans, real estate-related debt securities and other real estate-related investments and your overall return may be reduced. In addition, if the aggregate amount of cash we distribute to stockholders in any given year exceeds the amount of our taxable income generated during the year, the excess amount will either be (1) a return of capital or (2) a gain from the sale or exchange of property to the extent that a stockholder’s basis in our common stock equals or is reduced to zero as the result of our current or prior year distributions. Such distributions may effectively dilute or reduce the value of the stockholders remaining interest in our company’s net asset value.

If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments, we may have to reduce our distribution rate, our net asset value may be negatively impacted and your overall return may be reduced. As of September 30, 2021, we have declared distributions of $2,660,554, of which 46% were paid using proceeds from the Offering.

Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount to the offering price.

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

There is no assurance that distributions will be authorized and paid. We cannot assure our stockholders that we will have sufficient cash to pay distributions or that the amount of any such distributions will increase over time. In addition, the distribution fees payable with respect to Class T shares, which were issued in the Primary Offering will reduce the amount of funds available for distribution with respect to all Class T shares (including Class T shares, which were issued pursuant to the DRP). Should we fail for any reason to distribute at least 90% of our REIT taxable income, we would not qualify for the favorable tax treatment accorded to REITs absent qualifying remedial action.

Each quarter, the repurchase price for shares of our common stock will be based on our NAV and will not be based on any public trading market. NAV may not be an accurate reflection of the fair market value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or the amount our stockholders would receive upon the sale of their shares.

The NAV per share may not be an accurate reflection of the fair value of our assets and liabilities in accordance with GAAP, may not reflect the price at which we would be able to sell all or substantially all of our assets or the outstanding shares of our common stock in an arm’s length transaction, may not represent the value that our stockholders could realize upon a sale of our company or upon the liquidation of our assets and settlement of our liabilities, and may not be indicative of the price at which shares of our common stock would trade if they were listed on a national securities exchange. In addition, such values may not be the equivalent of the disclosure of a market price by an open-ended real estate fund.

Any methodologies used to determine an estimated value per share may be based upon assumptions, estimates and judgments that may not be accurate or complete, such that, if different property-specific and general real estate and capital market assumptions, estimates and judgments were used, it could result in an NAV per share that is significantly different.

The SEC approved an amendment to National Association of Securities Dealers, or “NASD”, Conduct Rule 2340, which became effective on April 11, 2016 and sets forth the obligations of FINRA members to provide per share values in customer account statements calculated in a certain manner. Because we used a portion of the proceeds from the Offering to pay sales commissions, dealer manager fees and organization and offering expenses, which reduced the amount of funds available for investment, unless our aggregate investments increase in value to compensate for these up-front fees and expenses, it is likely that the value shown on our stockholders’ account statement will be lower than the purchase price paid by them in the Offering.

Valuations of our assets and liabilities are estimates of value and may not necessarily correspond to realizable value.

The valuation methodologies used to value our investment assets and liabilities involve subjective judgments regarding such factors as interest rate levels for commercial real estate debt similar to our commercial real estate debt investments and real-estate related liabilities and, to the extent we invest directly in properties, rental revenue and operating expense data, capitalization or discount rates, and projections of future rent and expenses based on appropriate analysis. In addition, the valuation of our real-estate securities will be based, in part, on subjective judgments concerning dividend yields or earnings multiples for similar securities. As a result, valuations and appraisals of our commercial real estate debt investments, properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the Independent Valuation Firm and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of our investments and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. Our NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, or the price we paid to repurchase shares of our common stock to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price at which shares may be repurchased by us pursuant to our share repurchase program, will be based on our estimated NAV per share, our investors may receive less than realizable value for their investment.

In order to disclose a quarterly NAV, we are reliant on the parties that we engage for that purpose, in particular Robert A. Stanger & Co., Inc. (the “Independent Valuation Firm”).

In order to disclose a quarterly NAV, our board of directors, including a majority of our independent directors, has adopted valuation procedures and has engaged the Independent Valuation Firm to value our investment assets and liabilities and to calculate our NAV on a quarterly basis. We may also engage other independent third parties to assist in the valuation of our investment assets and liabilities. Our board of directors, including a majority of our independent directors, may replace the Independent Valuation Firm with another third party or retain another third-party firm to calculate the NAV for each of our share classes, if it is deemed appropriate to do so. Although our board of directors, with the assistance of the Advisor, oversees all of these parties and the reasonableness of their work product, we will not independently verify our NAV or the components thereof, such as the appraised values of our properties. Our management’s assessment of the market values of our properties may also differ from the appraised values of our properties as determined by the Independent Valuation Firm. If the parties engaged by us to determine our quarterly NAV are unable or unwilling to perform their obligations to us, our NAV could be inaccurate or unavailable, and we could decide to suspend our share repurchase program.

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

The Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become our obligations. Without these provisions in the Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of ours, which, in turn, would likely have a negative effect on our NAV per share. The Advisory Agreement provides that the Advisor will not invoice us for any reimbursement if the impact of such would result in the incurrence of an obligation in an amount that would result in our NAV per share for any class of shares to be less than $25.00. We may, however, incur and record an obligation to reimburse the Advisor, even if it would result in our NAV per share for any class of shares for such quarter to be less than $25.00, if our board of directors determines that the reasons for the decrease of our NAV per share below $25.00 were unrelated to our obligation to reimburse the Advisor for operating expenses. The Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% limitation described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions – Fees and Expenses – Other Operating Expenses” below. The incurrence of previously unbilled operating expenses will likely have a negative effect on our NAV per share. As of December 31, 2021, the Advisor has incurred $5,405,407 of Unreimbursed Operating Expenses (as defined below), including $5,296,922 of Unreimbursed Operating Expenses that have not been invoiced to us.

Our ability to implement our investment strategy is dependent, in part, upon the ability of our Dealer Manager to successfully conduct the Offering, which makes an investment in us more speculative.

We had retained Cantor Fitzgerald & Co., an affiliate of our sponsor and our Advisor, to conduct the Offering as our Dealer Manager. The Company raised substantially less than the maximum offering amount in the Offering. Because the Company raised substantially less than the maximum offering amount, the Company made fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company has certain fixed operating expenses, including certain expenses as a REIT and as a public company, regardless of whether it was able to raise substantial funds in the Offering. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of December 31, 2021, the Company has raised net proceeds inclusive of distribution fees paid of $18,219,004 in the Offering and have only made three investments. The Offering expired pursuant to its terms on May 2, 2021.

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

The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2019 and intends to operate in a manner that would allow it to continue to qualify as a REIT. Our qualification as a REIT depends on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification.

If we were to fail to qualify as a REIT in any taxable year:

•	we would not be allowed to deduct our distributions to our stockholders when computing our taxable income;
•	we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;
•	we would be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;
•	our cash available for distribution would be reduced because we would be subject to entity level income taxes and we would have less cash to distribute to our stockholders;
•	we might be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of our disqualification.

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

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries, and no more than 25% of our assets may consist of publicly offered REIT debt instruments that do not otherwise qualify under the 75% asset test. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

Under the tax legislation passed by Congress in December, 2017, and referred to as the Tax Cuts and Jobs Act (“TJIA”), in general, the deductibility of the “net interest” paid or accrued, as applicable, of a business, other than certain small businesses, is limited to 30% of the business’s adjusted taxable income, defined generally to mean business taxable income computed without regard to business interest income or deductions or net operating loss deductions. For tax years beginning after December 31, 2017 and before January 1, 2022, the TCJA calculates adjusted taxable income using a tax EBITDA-based calculation. For tax years beginning January 1, 2022 and thereafter, the calculation of adjusted taxable income will not add back depreciation or amortization.  Interest that is disallowed as a result of this limitation can be carried forward indefinitely.

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

Legislation enacted in 2003 and modified in 2005, 2010 and 2013 generally reduces the maximum tax rate for dividends payable to certain shareholders who are domestic individuals, trusts and estates to 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause certain investors to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. Notwithstanding the foregoing, however, effective commencing with taxable year beginning on or after January 1, 2018 and continuing through 2025, ordinary income dividends of a REIT (excluding distributions traceable to the dividends paid by a TRS of such REIT) are generally eligible for a 20% deduction from the taxable income of an individual who includes such dividends in his or her net taxable income.

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

Item 3. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2021, we were not involved in any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of March 25, 2022, we had approximately 797,458 shares of common stock outstanding, held by a total of 189 stockholders of record. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop.

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

The Company determines its NAV as of the end of each quarter. Prior to the expiration of the Offering the Company’s board of directors adjusted the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less applicable Sponsor Support. As of December 31, 2021, the Company’s NAV was $23.39 per Class A share, $23.37 per Class T share and $23.39 per Class I share.

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of December 31, 2021, the Company’s total number of authorized shares of common stock was 410,000,000 consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 50,000,000 of Class I authorized common shares. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but had different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares will be lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the Primary Offering.

The Company also has 50 million shares of preferred stock, $0.01 par value, authorized. No shares of preferred stock are issued or outstanding.

As of the termination of the Offering on May 2, 2021, the Company had sold 800,825 shares of its common stock (consisting of 413,661 Class A shares and 175,771 Class I shares and 211,394 Class T shares) in the Offering for a total of gross proceeds of $19,090,154.

Distributions

The Company’s board of directors authorized, and the Company declared, distributions through August 14, 2019 in an amount equal to $0.004357260, for the period August 15, 2019 through November 14, 2019 in an amount equal to $0.004493151, and for the period November 15, 2019 through May 14, 2022 in an amount equal to $0.004602739, per day (or approximately $1.68 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

As of December 31, 2021 and December 31, 2020, the Company has declared common share distributions of $2,987,794 and $1,683,923, respectively, of which $109,960 and $110,004, respectively, was unpaid as of the respective reporting dates and has been recorded as Distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of December

31, 2021 and December 31, 2020 were paid during January 2022 and January 2021, respectively. As of December 31, 2021 and December 31, 2020, distributions reinvested pursuant to the Company’s DRP are $323,574 and $251,548, respectively.

The following table provides information regarding distributions declared by the Company during the years ended December 31, 2021 and December 31, 2020.

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$1,140,381	88%	$769,009	73%
Payable	109,960	8%	110,004	11%
Reinvested in shares	53,530	4%	166,462	16%
Total distributions	$1,303,871	100%	$1,045,475	100%

Sources of Distributions:
Operating cash flows	$—	0%	$1,045,475	100%
Offering proceeds pursuant to Distribution Support Agreement	—	0%	—	0%
Offering proceeds	1,303,871	100%	—	0%
Total sources of distributions	$1,303,871	100%	$1,045,475	100%

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

The table below summarizes the repurchase activity for the year ended December 31, 2021:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs(1)
January 31, 2021	—	$—	—	12,971
February 28, 2021	2,758	$22.40	2,758	11,363
March 31, 2021	—	$—	—	16,036
April 30, 2021	—	$—	—	16,036
May 31, 2021	—	$—	—	16,096
June 30, 2021	2,299	$22.23	2,299	13,799
July 31, 2021	—	$—	—	16,097
August 31, 2021	3,020	$22.75	3,020	13,118
September 30, 2021	409	$24.71	409	15,723
October 31, 2021	1,108	$22.75	1,108	15,024
November 30, 2021	2,667	$22.83	2,667	13,463
December 31, 2021	2,045	$22.82	2,045	14,020
Total	14,305	$22.68	14,305	66,021

Note (1): The Company limits the number of shares that may be redeemed per calendar month and per calendar year under the program as described above.

Unregistered Sales of Equity Securities

During the years ended December 31, 2021, 2020, and 2019, the Company did not complete any sales of unregistered securities.

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

The net proceeds received from the Offering, after deducting the total expenses incurred as described above, and organization and offering reimbursement payments of $114,947 were $18,365,195. For the period from the commencement of the Offering through December 31,2021, the Company used proceeds of $16,970,417 to originate commercial mortgage loans, held for an investment and purchase interests in real estate-related assets.

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

	As of and For the Year Ended
	December 31, 2021	December 31, 2020
Operating Data:
Total interest income, net	$1,850,308	$1,453,236
Total operating expenses	(319,046)	(260,264)
Net income (loss)	$1,531,262	$1,192,972

Per Share Data:
Net gain/(loss) per share of common stock	$1.90	$1.88
Distributions declared per share of common stock	$0.004602739	$0.004602739

Balance Sheet Data:
Total assets	$27,295,713	$31,556,006
Total liabilities	$8,670,093	$13,039,427
Total equity	$18,625,620	$18,516,579

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

The Company determines its NAV as of the end of each quarter. NAV, as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O Costs, with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Prior to the expiration of the Offering, the board of directors adjusted the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less Sponsor Support, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. As of December 31, 2021, the Company’s NAV was $23.39 per Class A share, $23.37 per Class T share and $23.39 per Class I share. For further discussion of the Company’s NAV calculation, please see “Net Asset Value”.

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

As of December 31, 2021, the Company had made the following investments (collectively, the “Investments”):

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

•

The Company also originated, through RIT Lending, the East 12th Street Loan, to the East 12th Street Mezzanine Borrower, an affiliate of Delshah, for the acquisition of the East 12th Street Property. Approximately $6.83 million of the

East 12th Street Loan was funded at closing. As of December 31, 2021, approximately $8.79 million of the East 12th Street Loan has been funded.

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

The following table provides certain information about the East 12th Street Loan:

Loan Type	Loan Amount	Initial Funding	Loan Term	Floating Rate Coupon	Amortization	Loan-to- Value(1)
Mezzanine Loan	$8,990,000	$6,830,000	3 years with two 1-year extension options	LIBOR+9.25%	Interest only	84.28%
Note:	(1) Loan-to-Value is calculated as of the date the East 12th Street Loan was originated and only includes amounts funded on the date of origination.

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

As of December 31, 2021, the Company and CFI had advanced $1,459,417 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $200,583. As of December 31, 2021, the Company had advanced $500,000 for capital expenditure, reducing the amount withheld for capital expenditures, broker commissions and tenant improvements to $0. As of December 31, 2021, the total funded amount for the East 12th Street Loan was $8,789,417.

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

As of December 31, 2021, the Company had repurchased participation interests in the Delshah Loan from CFI in the amount of $9,081,000. On December 31, 2020, an affiliate of Delshah paid down the original balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the Delshah Loan) converted from the mezzanine loan to the Delshah Preferred Equity Interest in DS Brooklyn Portfolio Holdings LLC, the sole owner of the Delshah Borrower, on the terms described above, to be held by RIT Lending. As a result, as of December 31, 2021 and December 31, 2020, the Company’s total interest was $81,000, which represents a 1.00% ownership interest in the Delshah Loan.

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

Interest Income, net

For the years ended December 31, 2021 and December 31, 2020, the Company earned net interest income of $1,029,058 and $1,453,236, respectively.

The decreases of $424,178 for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was due to the pay down and the modification of the Delshah Loan.

Preferred Return Income

For the years ended December 31, 2021 and December 31, 2020, the Company earned preferred return income of $821,250 and $0, respectively.

The increases of $821,250, for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was due to the partial conversion of the Delshah Loan into Delshah Preferred Equity Interest.

General and Administrative Expenses

The Company’s general and administrative expenses consist primarily of operating expense reimbursements to the Advisor, as well as compensation to the Company’s independent board of directors relating to pro-rated annual compensation as well as attendance at board of directors’ meetings.

For the years ended December 31, 2021 and December 31, 2020, the Company incurred general and administrative expenses of $101,612 and $104,157, respectively.

The decrease of $2,545 for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was due to a decrease in the amount of operating expenses incurred by the Company during such period.  As of December 31, 2021, the Advisor has incurred, on behalf of the Company, a total of $5,405,407 in Unreimbursed Operating Expenses, including a total of $1,355,237 for the year ended December 31, 2021, for which the Advisor has not invoiced the Company for reimbursement.

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

For the years ended December 31, 2021 and December 31, 2020, the Company incurred asset management fees of $217,434 and $156,107, respectively.

The increase of $61,327 for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was due to the increase in the Company’s NAV during the year.

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

•	unrealized gains (losses) from the consolidation from, or deconsolidation to, equity accounting;
•	adjustments related to contingent purchase price obligations; and
•	adjustments for consolidated and unconsolidated partnerships and joint ventures calculated to reflect MFFO on the same basis as above.

The following table presents a reconciliation of FFO to net income:

Year Ended December 31, 2021
Net Income	$1,531,262
Adjustments:
None	—
Funds from Operations	$1,531,262

The following table presents a reconciliation of FFO to MFFO:

Year Ended December 31, 2021
Funds from Operations	$1,531,262
Adjustments:
None	—
Modified Funds from Operations	$1,531,262

Net Asset Value

On February 14, 2022, the Company’s board of directors approved an estimated NAV as of December 31, 2021 of $23.39 per share for Class A and I, and $23.37 for Class T shares of common stock. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. Although Stanger performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

In performing the calculation of the Company’s estimated NAV per share, Stanger observed that the Company had originated and held two loans and a preferred equity interest as of December 31, 2021, and that the Company’s NAV was comprised of cash and equivalents plus its interests in the Delshah Loan, the East 12th Street Loan and the Delshah Preferred Equity Interest, amounts due from related party, less accrued expenses, distributions payable, the liquidation value of the Company’s preferred stock and due to related party (excluding amounts owed to the Advisor for reimbursement of O&O Costs) less the current accrued O&O Costs liability due, as identified on the Company’s balance sheet. Stanger also considered any other amounts due to the Advisor or affiliates for repayment of Sponsor Support or amounts due to the Special Unit Holder in certain circumstances, including liquidation of the Company, for which no amounts were due as of December 31, 2021. There can be no assurance that a stockholder would realize $23.39 per share of Class A and I common stock or $23.37 per share of Class T common stock if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s December 31, 2021 NAV does not consider fees or expenses that may be incurred in connection with a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs, and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Advisory Agreement and, as discussed in “Note 9 – Commitments and Contingencies” above, the full extent of the impact and effects of COVID-19 on the future financial performance of the Company, as a whole, and, specifically, on its investments and underlying borrowers and their real estate property holdings are uncertain at this time. Due to COVID-19, as of December 31, 2021, there was a limited market, relative to pre-COVID-19 levels, for loan investments like those held by the Company. Therefore, there can be no assurance that the estimated market value of the investments included in the NAV would materially equal the gross amount realized if such loan or preferred equity investments were sold by the Company on December 31, 2021. The Company believes that the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternatives Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

Delshah Investments

As previously disclosed in the 8-K dated January 7, 2021, an affiliate of Delshah paid down the original principal balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the remaining Delshah Loan) converted from a mezzanine loan to the Delshah Preferred Equity Interest. The Delshah Preferred Equity Interest is junior to both the senior loan on the underlying collateral and the Delshah Loan. The preferred return is 10.0% until September 21, 2023 and is redeemable at any time with no penalty. The Company also has a promoted interest equal to 20% of the proceeds, on a pari passu basis, after the Company receives a 10% preferred return and the DS Property Acquisitions LLC, an affiliate of Delshah receives a 15% return on their capital basis. No value was attributable to this promoted interest in the Company’s current NAV.

The remaining $8.1 million principal balance of the Delshah Loan remained outstanding as a mezzanine loan with the same terms as those in effect prior to the conversion. As of December 31, 2021, CFI held a 99% interest in the Delshah Loan through a participation agreement between the Company and CFI, and the Company retained a 1% interest in the Delshah Loan. As of December 31, 2021, the Company held 100% of the Delshah Preferred Equity Interest.

In accordance with the Company’s valuation procedures, the Delshah Loan, the East 12th Street Loan and the Delshah Preferred Equity Interest, (each individually an “Investment” and collectively the “Delshah Investments”) were included in the determination of NAV at their estimated fair market value as of December 31, 2021, as determined by Stanger, as adjusted to reflect the Company’s retained interests in each of the Delshah Investments, respectively. The estimated fair market value of the each of the Delshah Investments was based upon taking, for each the anticipated payments over the remaining loan and projected investment term and discounting such payments to a present value at a discount rate range equal to the current estimated market interest rate or yield on similar investments. To provide their opinion of value of the Delshah Investments, Stanger first reviewed the terms of each of the Delshah Investments as contained in the loan and investment agreements. Stanger then reviewed mezzanine loan and preferred equity market terms at or around December 31, 2021 to ascertain current market interest rates for investments similar to the Delshah Investments. This review was conducted by (i) interviews of participants in the mezzanine / preferred equity market, (ii) reviewing recent mezzanine loan and preferred equity transactions, as available, and (iii) reviewing published surveys available at or around December 31, 2021. Based on Stanger’s reviews above and taking into consideration each of the Delshah Investments’ unique factors, including, but not limited to, loan-to-value (based primarily on the most-recent appraised value of the underlying real estate collateral properties, subsequent capital investment into the real estate collateral properties and current asking and contract prices for the for sale condominium units for the East 12th Street Loan collateral property), debt service and preferred equity yield coverage and reserve levels and funding requirements of the underlying collateral properties, as well as property specific attributes such as property type and location, financial information pertaining to the borrower and/or guarantor, prepayment terms, and investment and loan origination dates, maturity dates and extension terms, a market interest rates was determined for each Delshah Investment to utilize in the determination of the fair market value of the Delshah Investments.

The following table provides a breakdown of the major components of the Company’s NAV:

Components of NAV	December 31, 2021
Cash and cash equivalents	$2,061,470
Commercial mortgage loans, held for investment(1)	8,870,417
Investment in real estate-related assets(2)	8,100,000
Due from related party	39,963
Accrued interest receivable	132,613
Accrued preferred return receivable	47,250
Prepaid expenses and other asset	25,000
Accounts payable and accrued expenses	(186,480)
Distributions payable	(109,960)
Due to related party(3)	(133,741)
Distribution fee payable the following month(4)	(4,015)
Accrued interest payable	(71,757)
Non-controlling interests in subsidiaries	(125,000)
Net asset value	$18,645,760
Number of outstanding shares	797,458

Note:(1) Reflects the Company’s interest in the Delshah Loan and the East 12th Street Loan.

(2) Reflects the Company’s interest in the Delshah Preferred Equity Interest.

(3) Excluding $26,157 due to the Advisor for reimbursement of O&O Costs ($32,696 less the current liability due of $6,539) pursuant to the procedures described in the “Net Asset Value Calculations and Valuation Procedures” section of the Company’s prospectus.

(4) Distribution fee only relates to Class T Shares

NAV Per Share	Class A Shares	Class T Shares	Class I Shares	Total
Total Gross Assets at Fair Value	$9,958,644	$5,069,209	$4,248,860	$19,276,713
Due to related party	(69,093)	(35,170)	(29,478)	(133,741)
Other liabilities	(190,216)	(100,840)	(81,156)	(372,212)
Non-controlling interests in subsidiaries	(64,577)	(32,871)	(27,552)	(125,000)
Quarterly NAV	$9,634,758	$4,900,328	$4,110,674	$18,645,760
Number of outstanding shares	411,979	209,708	175,771	797,458
NAV per share	$23.39	$23.37	$23.39

The following table reconciles stockholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders' Equity to NAV	December 31, 2021
Stockholders' equity under U.S. GAAP	$18,625,620
Adjustments:
Fair value adjustment of commercial mortgage loans, held for investment	—
Organization and offering costs	26,157
Accrued distribution fee	118,983
Non-controlling interests in subsidiaries	(125,000)
NAV	$18,645,760

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

Organization and offering costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was June 28, 2019 (the “Escrow Break Anniversary”). Such costs are being reimbursed to the Advisor, ratably, by the Company, over 36 months beginning on June 29, 2019, subject to the 1% Cap. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but it is not required to do so. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs ratably over a 36-month period; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap, as of such payment date. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period. As of December 31, 2021, the Advisor has continued to pay all O&O Costs on behalf of the Company. Under U.S. GAAP, the Company's reimbursement liability pertaining to the O&O costs is included with due to related party in the Company's consolidated balance sheet. For NAV, such costs will be recognized as a reduction in NAV as they are reimbursed.

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

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to the Company’s December 31, 2021 NAV for the changes in the effective contractual interest rates or preferred return rates for the Investments, respectively:

Sensitivity Analysis	Range of NAV (Class A & I)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$23.28	$23.39	$23.39	$23.26	$23.37	$23.37
Estimated Market Interest Rate(1) - Delshah Loan	9.68%	9.22%	9.22%	9.68%	9.22%	9.22%
Estimated Market Interest Rate(1) - Delshah Preferred Equity Interest	10.64%	10.13%	10.13%	10.64%	10.13%	10.13%
Estimated Market Interest Rate(1) - East 12th Street Loan	12.14%	11.56%	11.56%	12.14%	11.56%	11.56%
(1)	Limited by the loans prepayment provisions, where applicable.

Liquidity and Capital Resources

The Company is dependent upon the net proceeds from the Offering to conduct its principal operations. The Company may obtain the capital required to originate mortgage loans and conduct its operations from the proceeds of any future offerings, from secured or unsecured financings from banks and other lenders and from any undistributed funds from its operations.

The Company raised substantially less than the maximum offering amount in the Offering. Because the Company raised substantially less than the maximum offering amount, the Company made fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company has certain fixed operating expenses, including certain expenses as a REIT and as a public company, regardless of whether it was able to raise substantial funds in the Offering. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of December 31, 2021, the Company has raised net proceeds inclusive of distribution fees paid of $18,219,004 in the Offering and have only made two investments. The Offering expired pursuant to its terms on May 2, 2021.

As of December 31, 2021, the Company has no outstanding borrowings and no commitments from any lender to provide it with financing. The Company’s charter limits the Company from incurring debt if the Company’s borrowings exceed 300% of the cost of the Company’s net assets, which is estimated to approximate 75% of the cost of its tangible assets (before deducting depreciation or other non-cash reserves), though the Company may exceed this limit under certain circumstances.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Year Ended December 31, 2021
Cash flows from operating activities	$(973,564)
Cash flows from investing activities	(264,737)
Cash flows from financing activities	(1,505,155)
Decrease in cash and cash equivalents	$(2,743,456)

Operating Activities

During the year ended December 31, 2021, net cash used in operating activities was $973,564, compared to net cash provided by operating activities of $1,202,529 during the year ended December 31, 2020. The change was primarily due to an increase in net income of $338,290 offset by a decrease in working capital accounts of $2,514,383.

Investing Activities

During the year ended December 31, 2021, cash used in investing activities was $264,737, compared to $3,380,700 during the year ended December 31, 2020. The change was due to a decrease in repurchases of loan participation interest, as well as a decrease in fundings of the Investments.

Financing Activities

During the year ended December 31, 2021, net cash used in financing activities was $1,505,155, compared to net cash provided by financing activities $6,077,739 during the year ended December 31, 2020. The change was primarily due to a decrease in proceeds received, as a result of the expiration of the Offering, an increase in distributions made, an increase in payments from redemptions of common stock, an increase in preferred stock dividends for the stockholders of RIT REIT Sub I, and a decrease in acquired non-controlling interests.

Distributions

The Company’s board of directors authorized, and the Company declared, distributions through August 14, 2019 in an amount equal to $0.004357260, for the period August 15, 2019 through November 14, 2019 in an amount equal to $0.004493151, and for the period November 15, 2019 through May 14, 2022 in an amount equal to $0.004602739, per day (or approximately $1.68 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

The Company’s ability to generate working capital is dependent on its ability to make investments that generate cash flow. In general, the Company policy is to pay distributions from cash flow from operations, but should operations not be sufficient to fund cash distributions, the Company had entered into a distribution support agreement with CFI to purchase up to $5 million in Class I shares from the Company (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement), to provide additional cash support for distributions (the “Distribution Support Agreement”). However, if the Company has not generated sufficient cash flow from its operations and other sources, such as from the Distribution Support Agreement, or the Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, the Company could use the proceeds from the Offering for such purposes. The Distribution Support Agreement terminated at the expiration of the offering. Other than the shares purchased to satisfy the Minimum Offering Requirement, as of December 31, 2021, CFI has not purchased any Class I shares pursuant to the Distribution Support Agreement.

The following table summarizes our distributions declared during the years ended December 31, 2021 and December 31, 2020.

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$1,140,381	88%	$769,009	73%
Payable	109,960	8%	110,004	11%
Reinvested in shares	53,530	4%	166,462	16%
Total distributions	$1,303,871	100%	$1,045,475	100%

Sources of Distributions:
Operating cash flows	$—	0%	$1,045,475	100%
Offering proceeds pursuant to Distribution Support Agreement	—	0%	—	0%
Offering proceeds	1,303,871	100%	—	0%
Total sources of distributions	$1,303,871	100%	$1,045,475	100%

During the year ended December 31, 2021, the Company declared $1,303,871 of distributions to its shareholders, $109,960 of which was unpaid at December 31, 2021, compared to the Company’s total aggregate MFFO of $1,531,262 and the Company’s total aggregate net income of $1,531,262 for that period.

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

Off-Balance Sheet Arrangements

As of December 31, 2021, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditure, or capital resources.

Contractual Obligations

As of December 31, 2021, the Company does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Subsequent Events

Distributions

On February 14, 2022, the board of directors authorized, and the Company declared, distributions for the period from February 15, 2022 to May 14, 2022, in an amount equal to $0.004602739 per day per share (or approximately $1.68 on an annual basis). Distributions will be payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure will be interest rate risk with respect to its indebtedness, credit risk and market risk with respect to use of derivative financial instruments for hedging purposes and foreign currency risk relating to investments made outside of the United States. As of December 31, 2021, the Company had no borrowings and has not used any derivative financial instruments.

Interest Rate Risk

As of December 31, 2021, the Company had originated a floating rate commercial mortgage loan, held for investment in the amount of $8,990,000, the East 12th Street Loan, which is exposed to interest rate changes in LIBOR. The loan is subject to an interest rate floor to mitigate some of the negative impact interest rates would have on the Company’s consolidated financial statements. As LIBOR is currently below the interest rate floor associated with the Company’s loan, the changes in LIBOR during the year ended December 31, 2021 have not exposed the Company to any interest rate risk.

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

Under the supervision and with the participation of management, including the CEO and CFO, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2021 based on the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

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

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are set forth below.

	Age	Positions
Howard W. Lutnick	60	Chairman of the Board of Directors, Chief Executive Officer and President
John C. Griffin	64	Director, Chief Financial Officer and Treasurer
Arthur F. Backal	60	Independent Director
Christopher P. Yoshida	44	Independent Director
Emanuel Stern	59	Independent Director

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

The following table sets forth the compensation earned by our directors for the fiscal year ended December 31, 2021:

Name	Fees Earned or Paid in Cash	Total
Robert J. Hochberg*	$ 5,126	$ 5,126
Arthur F. Backal	24,874	24,874
Christopher P. Yoshida	26,000	26,000
Emanuel Stern	26,000	26,000

* Mr. Hochberg has resigned from his position of director of the Company effective March 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership

The following table shows, as of March 25, 2022, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Cantor Fitzgerald Investors, LLC(1) (2)	$2,200,001	11.06%
Howard W. Lutnick	2,200,001	11.06%
John Griffin	—	—
Paul Pion*	—	—
Arthur F. Backal	—	—
Christopher P. Yoshida	—	—
Emanuel Stern	—	—
All directors and executive officers as a group	$2,200,001	11.06%

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

The Company and its employees, including our executive officers, have invested $2,200,001 in the Offering as of March 25, 2022.

Long-Term Incentive Plan Information

The following table summarizes information, as of December 31, 2021, relating to our long-term incentive plan pursuant to which grants of securities may be made from time-to-time.

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

Securities Authorized for Issuance Under Long-Term Incentive Plan

Our long-term incentive plan authorizes the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards, dividend equivalents, limited partnership interests in the Operating Partnership, or any other right relating to our common stock or cash; provided that our long-term incentive plan prohibits the issuance of stock appreciation rights and dividend equivalent rights unless and until our shares of common stock are listed on a national securities exchange. As required by the NASAA REIT guidelines, the maximum number of shares of our common stock that may be issued upon the exercise or grant of an award under our long-term incentive plan will not exceed in the aggregate, an amount equal to 5% of the outstanding shares of our common stock on the date of grant of any such awards. Any stock options or stock appreciation rights granted under our long-term incentive plan will have an exercise price or base price that is not less than the fair market value of our common stock on the date of grant. The exercise price or base price may not be reduced, directly or indirectly, or indirectly by cancellation and regrant, without the prior approval of our stockholders. As of December 31, 2021, we have not granted any securities under our long-term incentive plan.

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

Certain Relationships and Related Transactions

Modification related to the Delshah Loan

On December 31, 2020, an affiliate of Delshah paid down the original balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the Delshah Loan) converted from the mezzanine loan to the Delshah Preferred Equity Interest to be held by RIT Lending. As a result, as of December 31, 2020, the Company’s total interest was reduced to $81,000, which represents a 1.00% ownership interest in the Delshah Loan. Pursuant to the loan modification transaction, at December 31, 2020, the Company owed $4,351,000 to CFI for repurchases of loan participations sold, which has been included as a component of Due to related party in the accompanying consolidated balance sheet. The amount owed to CFI for the repurchases of loan participations sold at December 31, 2021 was paid by the Company in January 2021.

Fees and Expenses

The Company and the Advisor entered into an amended and restated advisory agreement, dated as of September 28, 2018, as amended by amendment no. 1 to the amended and restated advisory agreement (the “Advisory Agreement”), dated and effective as of September 28, 2019. The amendment to the Advisory Agreement (i) amends the monthly asset management fee from one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month, to one-twelfth of 1.20% of the Company’s most recently disclosed NAV and (ii) renews the term of the Advisory Agreement for an additional one-year term commencing on September 28, 2019. On each of September 28, 2020 and 2021, the Advisory Agreement was renewed for an additional one-year term. Pursuant to the Advisory Agreement, and subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying, originating, acquiring, and managing investments on behalf of the Company. For providing such services, the Advisor receives fees and reimbursements from the Company. The following summarizes these fees and reimbursements.

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

The Advisor has agreed to pay for all O&O Costs on the Company’s behalf through the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. The Company began reimbursing the Advisor for such costs ratably over the 36 months following the Escrow Break Anniversary; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs to be paid to the Advisor to exceed the 1% Cap as of such reimbursement date. As of December 31, 2021 and December 31, 2020, the Advisor had incurred $6,040,637 and $5,897,934, respectively, of O&O Costs on behalf of the Company. The Company’s obligation is limited to the 1% Cap, less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which at December 31, 2021 and December 31, 2020 was $32,696 and $115,277, respectively, and is included within Due to related party in the accompanying consolidated balance sheets. At December 31, 2021, organizational costs of $449 had been recorded since inception in General and administrative expenses in prior periods. As of December 31, 2021 and December 31, 2020, offering costs of $187,826 and $188,710, respectively, were charged to stockholders’ equity. As of December 31, 2021 and December 31, 2020, the Company has made reimbursement payments of $155,579 and $73,882, respectively, to the Advisor for O&O Costs incurred. As of December 31, 2021, the Advisor has continued to pay all O&O Costs on behalf of the Company through the expiration of the Offering.

Acquisition Expenses. The Company does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of December 31, 2021 or December 31, 2020.

Origination Fees. The Company will pay the Advisor up to 1.0% of the amount funded by the Company to originate commercial real estate-related loans, but only if and to the extent there is a corresponding fee paid by the borrower to the Company. During the years ended December 31, 2021 and December 31, 2020, no origination fees were paid or incurred.

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

For the year ended December 31, 2021 and December 31, 2020, the Company incurred asset management fees of $217,434 and $156,107, respectively. The asset management fee related to the month of December 2021 of $18,716 is unpaid as of December 31, 2021, and has been included within Due to related party on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. Effective beginning in the third quarter of 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of Unreimbursed Operating Expenses.

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning on October 1, 2019, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2019, the Company may request that any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be that remitted back to the Company. As of December 31, 2021, the Company has accrued but not reimbursed any of the $108,485 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

During the years ended December 31, 2021 and December 31, 2020, the Company did not incur any operating expenses reimbursable to the Advisor, in accordance with the terms of the Advisory Agreement.

Reimbursable operating expenses include personnel and related employment costs incurred by the Advisor or its affiliates in performing the services described in the Advisory Agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At December 31, 2021, any unpaid reimbursable operating expenses are included within Due to related party on the accompanying consolidated balance sheet.

As of December 31, 2021, the total amount of Unreimbursed Operating Expenses (as defined below) was $5,405,407. This includes operating expense incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the year ended December 31, 2021 which were not invoiced to the Company amounted to $1,355,237.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of December 31, 2021 and December 31, 2020, no disposition fees have been incurred by the Company.

Selling Commissions, Dealer Manager Fees and Distribution Fees

The Dealer Manager is a registered broker-dealer affiliated with CFI. The Company entered into the dealer manager agreement with the Dealer Manager and was obligated to pay various commissions and fees with respect to the Class A, Class T and Class I shares distributed in the Offering. In addition, CFI was required to pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares, Class T shares, and Class I shares, incurred in connection with the Offering. The Company will reimburse CFI for these costs (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital. As of December 31, 2021, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the preceding paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from the Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of December 31, 2021 and December 31, 2020, CFI has paid Sponsor Support totaling $594,941 and $586,881, respectively, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances. The following summarizes fees, payable to the Dealer Manager:

Selling Commissions. Selling commissions payable to the Dealer Manager consisted of (i) up to 1.0% of gross offering proceeds paid by CFI for Class A shares and Class T shares and (ii) up to 5.0% and 2.0% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the Primary Offering. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions were payable with respect to Class I shares. As of December 31, 2021 and December 31, 2020, the Company has incurred $417,402 and $409,652 of selling commissions to date, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. At December 31, 2021 and December 31, 2020, $118,492 and $116,852 of Sponsor Support, respectively, has been recorded and $118,492 and $116,102, respectively, has been reimbursed by CFI. As of December 31, 2021, the Company has received all outstanding Sponsor Support.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the Primary Offering, all of which were paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. As of December 31, 2021 and December 31, 2020, the Company has recorded $476,450 and $471,530 of dealer manager fees to date, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of December 31, 2021 and December 31, 2020, all of the Sponsor Support related to dealer manager fees has been recorded and $476,450 and $470,780, respectively, has been reimbursed by CFI. As of December 31, 2021, the Company has received all outstanding Sponsor Support.

Distribution Fees. Distribution fees are payable to the Dealer Manager, subject to the terms set forth in the dealer manager agreement between the Company and the Dealer Manager. Distribution fees are paid with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee is payable monthly in arrears and is paid on a continuous basis from year to year. During the year ended December 31, 2021 and December 31, 2020, the Company paid distribution fees of $47,555 and $16,842, respectively. As of December 31, 2021 and December 31, 2020, the Company has incurred a liability of $122,999 and $171,493, respectively, which is included within Due to related party on the consolidated balance sheets, $4,015 and $4,014, respectively, of which was payable as of December 31, 2021 and December 31, 2020 and paid during January 2022 and January 2021, respectively.

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

The Company did not pay any distribution fees on shares sold pursuant to the Company’s DRP. The amount available for distributions on all Class T shares will be reduced by the amount of distribution fees payable with respect to the Class T shares issued in the Primary Offering such that all Class T shares will receive the same per share distributions.

The following table summarizes the above mentioned fees, and expenses incurred by the Company and Preferred Equity Interest payment due as a result of Delshah Loan modification as of December 31, 2021:

		Due to related party as of	Year ended December 31, 2021		Due to related party as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2020	Incurred	Paid	December 31, 2021
Management Fees
Asset management fees	Management fees	$14,834	$217,434	$213,552	$18,716
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	108,485	—	—	108,485
Organization expenses(2)	General and administrative expenses	187	—	132	55
Offering costs(2)	Additional paid-in capital	115,090	(883)	81,566	32,641
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	7,750	7,750	—
Distribution fees(3)	Additional paid-in capital	171,493	(939)	47,555	122,999
Repurchase of loan participations sold
Delshah Preferred Equity Interest	Investment in real estate-related assets	4,351,000	—	4,351,000	—
Total		$4,761,089	$223,362	$4,701,555	$282,896
Note:

(1) As of December 31, 2021, the Advisor has incurred, on behalf of the Company, a total of $5,405,407 in Unreimbursed Operating Expenses, including a total of $1,355,237 during the year ended December 31, 2021 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of December 31, 2021, the Advisor has incurred, on behalf of the Company, a total of $6,040,637 of O&O Costs, of which the Company’s obligation is limited to $32,696, pursuant to the 1% Cap.

(3) The amount incurred reflects the change in accrual.

The following table summarizes the above mentioned fees and expenses incurred by the Company and Preferred Equity Interest payment due as a result of Delshah Loan modification as of December 31, 2020:

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

As of December 31, 2021, CFI has invested $2,200,001 in the Company through the purchase of 88,180 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 80,000 Class I shares for an aggregate purchase price of $2,000,000).

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI has paid a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by us or by the Advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital. As of December 31, 2021, CFI has paid Sponsor Support totaling $594,941.

Item 14. Principal Accounting Fees and Services.

Independent Auditors

During the year ended December 31, 2021, Ernst & Young LLP served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal years ended December 31, 2021 and December 31, 2020 by our independent registered public accounting firm, Ernst & Young LLP, were as follows:

	Fiscal Year Ended December 31, 2021	Fiscal Year Ended December 31, 2020
Audit fees	$203,000	$209,450
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$203,000	$209,450

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

The following materials from Rodin Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 are formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RODIN INCOME TRUST, INC.

Date: March 30, 2022	By:	/s/ Howard W. Lutnick
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

Name	Title	Date

/s/ Howard W. Lutnick	Chief Executive Officer and Chairman of the Board of Directors	March 30, 2022
Howard W. Lutnick	(Principal Executive Officer)

/s/ John C. Griffin	Chief Financial Officer	March 30, 2022
John C. Griffin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Arthur F. Backal	Director	March 30, 2022
Arthur F. Backal

/s/ Christopher P. Yoshida	Director	March 30, 2022
Christopher P. Yoshida

/s/ Emanuel Stern	Director	March 30, 2022
Emanuel Stern

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rodin Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rodin Income Trust, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

New York, New York

March 30, 2022

RODIN INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$2,061,470	$4,804,926
Commercial mortgage loans, held for investment	16,889,417	16,624,680
Investment in real estate-related assets	8,100,000	8,100,000
Accrued interest receivable	132,613	184,937
Accrued preferred return receivable	47,250	—
Due from related party	39,963	41,463
Prepaid expenses and other assets	25,000	—
Receivables for commercial mortgage loans	—	1,800,000
Total assets	$27,295,713	$31,556,006
Liabilities and Equity
Liabilities
Loan participations sold	$8,019,000	$8,019,000
Due to related party	282,896	4,761,089
Accounts payable and accrued expenses	186,480	80,546
Distributions payable	109,960	110,004
Accrued interest payable	71,757	68,788
Total liabilities	8,670,093	13,039,427
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, 411,979 and 416,559 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	4,120	4,166
Class T common stock, $0.01 par value per share, 200,000,000 shares authorized, 209,708 and 210,033 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	2,097	2,100
Class I common stock, $0.01 par value per share, 50,000,000 shares authorized, 175,771 and 175,241 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	1,757	1,752
Additional paid-in capital	18,193,305	18,296,613
Retained earnings and cumulative distributions	327,216	99,823
Total controlling interest	18,528,495	18,404,454
Non-controlling interests in subsidiaries	97,125	112,125
Total stockholders' equity	18,625,620	18,516,579
Total liabilities and stockholders' equity	$27,295,713	$31,556,006

The accompanying notes are an integral part of these consolidated financial statements.

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	Ended December 31,
	2021	2020
Interest income:
Interest income	$1,766,451	$2,637,935
Less: Interest income related to loan participations sold	(737,393)	(1,184,699)
Total interest income, net	1,029,058	1,453,236
Preferred return income	821,250	—
Total revenues	1,850,308	1,453,236
Operating expenses:
General and administrative expenses	101,612	104,157
Management fees	217,434	156,107
Total operating expenses	319,046	260,264
Net income (loss)	$1,531,262	$1,192,972
Weighted average shares outstanding	805,182	633,113
Net income (loss) per common share - basic and diluted	$1.90	$1.88

The accompanying notes are an integral part of these consolidated financial statements.

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Controlling Interest
								Retained
	Common Stock						Additional	Earnings and	Non-	Total
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2020	337,229	$3,372	56,413	$564	99,575	$996	$11,468,863	$(47,674)	$1,000	$11,427,121
Common stock	80,513	806	151,595	1,516	75,813	758	7,163,255	—	—	7,166,335
Common stock repurchased	(5,996)	(60)	—	—	(1,151)	(12)	(159,227)	—	—	(159,299)
Distribution reinvestment	4,813	48	2,025	20	1,004	10	178,809	—	—	178,887
Offering costs, commissions and fees	—	—	—	—	—	—	(355,087)	—	—	(355,087)
Net income (loss)	—	—	—	—	—	—	—	1,192,972	—	1,192,972
Distributions declared	—	—	—	—	—	—	—	(1,045,475)	(13,875)	(1,059,350)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	125,000	125,000
Balance as of December 31, 2020	416,559	$4,166	210,033	$2,100	175,241	$1,752	$18,296,613	$99,823	$112,125	$18,516,579

	Controlling Interest
								Retained
	Common Stock						Additional	Earnings and	Non-	Total
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2021	416,559	$4,166	$210,033	$2,100	$175,241	$1,752	$18,296,613	$99,823	$112,125	$18,516,579
Common stock	6,160	61	636	7	—	—	163,916	—	—	163,984
Common stock repurchased	(12,621)	(126)	(1,685)	(17)	—	—	(324,306)	—	—	(324,449)
Distribution reinvestment	1,881	19	724	7	530	5	71,993	—	—	72,024
Offering costs, commissions and fees	—	—	—	—	—	—	(14,911)	—	—	(14,911)
Net income (loss)	—	—	—	—	—	—	—	1,531,262	—	1,531,262
Distributions declared	—	—	—	—	—	—	—	(1,303,869)	(15,000)	(1,318,869)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2021	411,979	4,120	209,708	2,097	175,771	1,757	$18,193,305	327,216	97,125	18,625,620

The accompanying notes are an integral part of these consolidated financial statements.

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,531,262	$1,192,972
Changes in assets and liabilities:
(Increase) in prepaid expenses and other assets	(25,000)	—
(Increase) in accrued preferred return receivable	(47,250)	—
Decrease/(increase) in accrued interest receivable	52,324	(7,760)
Decrease in accounts receivable	1,800,000	—
Increase/(decrease) in accrued interest payable	2,969	(14,458)
Increase in accounts payable and accrued expenses	59,248	64,162
(Decrease)/increase in due to related party	(4,347,117)	4,311
(Increase) in due from related party	—	(36,698)
Net cash (used in)/provided by operating activities	(973,564)	1,202,529
Cash flows from investing activities:
Fundings of commercial mortgage loans, held for investment	(264,737)	(780,700)
Repurchases of loan participation interest	—	(2,600,000)
Cash used in investing activities	(264,737)	(3,380,700)
Cash flows from financing activities:
Proceeds from issuance of common stock	19,497	6,971,127
Distributions	(1,231,889)	(824,314)
Payments from redemptions of common stock	(277,763)	(159,299)
Preferred stock dividends	(15,000)	(13,875)
Acquired non-controlling interests	—	104,100
Net cash (used in) provided by financing activities	(1,505,155)	6,077,739
Net decrease/increase in cash and cash equivalents	(2,743,456)	3,899,568
Cash and cash equivalents, at beginning of year	$4,804,926	$905,358
Cash and cash equivalents, at end of year	$2,061,470	$4,804,926

Non-cash investing and financing activities:
Conversion of commercial mortgage loans, held for investment to investment in real-estate related assets	$—	$8,100,000
Repurchases of loan participation interest	$—	$4,351,000
Receivables for commercial mortgage loans	$—	$1,800,000
Distribution reinvestment	$72,024	$178,887
Distributions payable	$—	$42,274

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

On January 22, 2016, the Company was capitalized with a $200,001 investment by its sponsor, Cantor Fitzgerald Investors, LLC (“CFI”), through the purchase of 8,180 Class A shares of common stock. In addition, an indirect wholly owned subsidiary of CFI, Rodin Income Trust OP Holdings, LLC (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units, which is recorded as a non-controlling interest on the consolidated balance sheets as of December 31, 2021 and December 31, 2020, respectively. The Company has registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). On June 28, 2018, the Company satisfied the minimum offering requirement for the Offering (the “Minimum Offering Requirement”) as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share. On April 20, 2020, the Company’s board of directors authorized the extension of the term of the Offering until May 2, 2021, upon which date the Offering expired, pursuant to its terms. The Company ceased accepting subscription agreements dated after April 28, 2021, to allow for the orderly close of the Offering prior to its expiration on May 2, 2021. The Company’s board of directors determined to terminate the DRP effective on the distribution date of May 5, 2021. Accordingly, all distributions payable on or after May 5, 2021, have been paid in cash.

Following the expiration of the Offering, the Company is continuing to actively manage its portfolio. In addition, the Company’s board of directors and the Advisor are evaluating potential strategic opportunities focused on maximizing stockholder value. The Company’s share repurchase program is continuing under its current terms.

As of December 31, 2021, the Company had made the following investments (collectively, the “Investments”):

•

The Company originated, through RIT Lending, an $18 million fixed rate mezzanine loan (the “Delshah Loan”) to DS Brooklyn Portfolio Mezz LLC (the “Mezzanine Borrower”), an affiliate of Delshah Capital Limited (“Delshah”), for the acquisition of a 28-property multifamily portfolio by Delshah located in Brooklyn and Manhattan, NY (each a “Property” and collectively the “Portfolio”). Subsequent to the initial origination, an affiliate of Delshah paid down the original balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the Delshah Loan) converted from the mezzanine loan to a preferred equity interest (the “Delshah Preferred Equity Interest”) in DS Brooklyn Portfolio Holdings LLC. (See Notes 3 and 5)

•

The Company also originated, through RIT lending, an $8.99 million floating-rate mezzanine loan (the “East 12th Street Loan”), to DS 531 E. 12th Mezz LLC (the “East 12th Street Mezzanine Borrower”), an affiliate of Delshah, for the acquisition of a multifamily property by Delshah located in Manhattan, NY (the “East 12th Street Property”). Approximately $6.83 million of the East 12th Street Loan was funded at closing. As of December 31, 2021, approximately $8.79 million of the East 12th Street Loan has been funded. (See Note 3)

The Company is externally managed by Rodin Income Advisors, LLC (the “Advisor”), a Delaware limited liability company and a wholly owned subsidiary of CFI. CFI is a wholly owned subsidiary of CFIM Holdings, LLC, which is a wholly owned subsidiary of Cantor Fitzgerald, L.P. (“CFLP”).

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

The Company evaluates all of its investments to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of December 31, 2021 and December 31, 2020, the Company concluded that it did not have any investments in VIEs.

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

Commercial Mortgage Loans, Held for Investment

Commercial mortgage loans are generally intended to be held for investment and, accordingly, are carried at cost, net of unamortized loan fees, premiums, discounts and unfunded commitments. Commercial mortgage loans, held for investment that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate. Commercial mortgage loans where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value. As of December 31, 2021 and December 31, 2020, the Company has originated two mezzanine loans and classified them as held for investment.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income recognition is suspended for a preferred equity investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired preferred equity investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired preferred equity investment is not in doubt, contractual preferred return income is recorded as preferred return income when received, under the cash basis method until an accrual is resumed when the preferred return investment becomes contractually current and performance is demonstrated to be resumed. A preferred return investment is written off when it is no longer realizable and/or legally discharged. No impairment losses were recorded during the year ended December 31, 2021 after the Company assessed the recoverability of its assets. As of December 31, 2021, no impairment losses have been identified.

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

Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of December 31, 2021 and December 31, 2020, no impairment has been identified for loans that are held for investment. There are no loans that have been classified as past due or in non-accrual status as of December 31, 2021 and December 31, 2020.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Receivables for commercial mortgage loans

Principal collections of commercial mortgage loans, held for investment receivable is comprised solely of amounts due from Delshah for a paydown of principal for the Delshah Loan. As of December 31, 2021 and December 31, 2020, the balance of Principal collections of commercial mortgage loans, held for investment receivable was $0 and $1,800,000, respectively. The full amount of Receivables for commercial mortgage loans outstanding was collected by the Company in January 2021.

Due from Related Party

Due from related party includes amounts owed to the Company by CFI pursuant to the terms of the Sponsor Support Agreement for the reimbursement of selling commissions and dealer manager fees, as well as other amounts due from the Advisor. As of December 31, 2021 and December 31, 2020, the balance of Due from related party was $39,963 and $41,463, respectively. As of December 31, 2021, all Sponsor Support amounts have been received by the Company. The full amounts of Sponsor Support outstanding at December 31, 2020 were received by the Company during January 2021.

Due to Related Party

Due to related party is comprised of amounts contractually owed by the Company for various services provided to the Company from a related party, as well as amounts due to CFI for repurchases of loan participations sold pursuant to the Delshah Loan modification, which at December 31, 2021 and December 31, 2020 was $282,896 and $4,761,089, respectively. The full amounts due to CFI for repurchases of loan participations sold were reimbursed by the Company in January 2021.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses is comprised of amounts owed by the Company for compensation to the Company’s independent board of directors relating to pro-rated annual compensation as well as attendance at meetings of the board of directors, As of December 31, 2021 and December 31, 2020, accounts payable and accrued expenses was $186,480 and $80,546, respectively.

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was June 28, 2019 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but it is not required to do so. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs ratably over a 36-month period; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds of the Offering (the “1% Cap”), as of such payment date. To the extent the Advisor pays any additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period.  As of December 31, 2021, the Advisor has continued to pay all O&O Costs on behalf of the Company through the expiration of the Offering.

As of December 31, 2021 and December 31, 2020, the Advisor has incurred $6,040,637 and $5,897,934, respectively, of O&O Costs on behalf of the Company. The Company’s obligation is limited to the 1% Cap, less any reimbursement payments made by the Company to the Advisor for O&O costs incurred, which at December 31, 2021 and December 31, 2020 was $32,696 and $115,277, respectively, and is included within Due to related party in the accompanying consolidated balance sheets. As of December 31, 2021, organizational costs of $449 had been recorded since inception in General and administrative expenses in prior periods. As of December 31, 2021 and December 31, 2020, offering costs of $187,826 and $188,710, respectively, were charged to stockholders’ equity. As of December 31, 2021 and December 31, 2020, the Company has made reimbursement payments of $155,579 and $73,882, respectively, to the Advisor for O&O Costs incurred.

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

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of December 31, 2021 and December 31, 2020, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the years ended December 31, 2021 and December 31, 2020, basic and diluted net income per common share was $1.90 and $1.88, respectively.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, and borrowings) necessitated by reference rate reform as entities transition away from LIBOR and other interbank offered rates to alternative reference rates. This ASU also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. The ASU is effective upon issuance and generally can be applied through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this standard are elective and principally apply to entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform (referred to as the “discounting transition”). The standard expands the scope of ASC 848, Reference Rate Reform, and allows entities to elect optional expedients to derivative contracts impacted by the discounting transition. Similar to ASU No. 2020-04, provisions of this ASU are effective upon issuance and generally can be applied through December 31, 2022. Management is evaluating and planning for the adoption of the new guidance, including forming a cross functional LIBOR transition team to determine the Company’s transition plan and facilitate an orderly transition to alternative reference rates, and continuing its assessment on the Company’s consolidated financial statements.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equivalent to a 5% participation interest in the amount of $900,000 in the Delshah Loan and (ii) proceeds from the sale to CFI of a 95% participation interest in the amount of $17,100,000 in the Delshah Loan.

As of December 31, 2020, the Company had repurchased participation interests in the Delshah Loan from CFI in the amount of  $9,081,000.

During the years ended December 31, 2021 and December 31, 2020, the Company earned Interest income, net of $7,449 and $480,601, respectively, on the Delshah Loan, consisting of $744,842 and $1,665,300, respectively, of total Interest less $737,393 and $1,184,699, respectively, of Interest income related to Loan participations sold.

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

The following table provides certain information about the East 12th Street Loan:

Loan Type	Loan Amount	Initial Funding	Loan Term	Floating Rate Coupon	Amortization	Loan-to- Value(1)
Mezzanine Loan	$8,990,000	$6,830,000	3 years with two, 1 year extension options	LIBOR+9.25%	Interest only	84.28%
Note:	(1) Loan-to-Value is calculated as of the date the East 12th Street Loan was originated and only includes amounts funded on the date of origination.

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

As of December 31, 2021, the Company and CFI had advanced $1,459,417 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $200,583. As of December 31, 2021, the Company had advanced $500,000 for capital expenditure, reducing the amount withheld for capital expenditure, broker commissions and tenant improvements to $0. As of December 31, 2021, the total funded amount for the East 12th Street Loan was $8,789,417.

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

During the years ended December 31, 2021 and December 31, 2020, the Company earned Interest income, net of $1,021,609 and $972,635, respectively, on the East 12th Street Loan, consisting of $1,021,609 and $972,635, respectively, of total Interest less $0 and $0, respectively, of Interest income related to Loan participations sold to CFI.

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity on the loans at December 31, 2021.

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

During the years ended December 31, 2021 and December 31, 2020, the Company earned total Interest income, net of $1,029,058 and $1,453,236, respectively, which was comprised of total Interest income of $1,766,451 and $2,637,935, respectively, less Interest income related to Loan participations sold of $737,393 and $1,184,699, respectively.

Concentration of Credit Risk

The following table presents the geography and property type of collateral underlying the Company’s Commercial mortgage loans, held for investment as a percentage of the loan’s carrying value as of December 31, 2021 and December 31, 2020:

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

As of December 31, 2020, the Company had repurchased participation interests in the Delshah Loan from CFI totaling $9,081,000. On December 31, 2020, an affiliate of Delshah paid down the original balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the Delshah Loan) converted from the mezzanine loan to the Delshah Preferred Equity Interest in DS Brooklyn Portfolio Holdings LLC, the sole owner of the Delshah Borrower, to be held by RIT Lending. As a result, as of December 31, 2021 and December 31, 2020, the Company’s total interest was $81,000, which represents a 1.00% ownership interest in the Delshah Loan.

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

As of July 16, 2019, the Company had repurchased remaining participation interests in the East 12th Street Loan from CFI in the amount of $5,609,044. As a result, as of December 31, 2021 and December 31, 2020, the Company’s ownership interest in the East 12th Street Loan was 100%. As of December 31, 2021 and December 31, 2020 the Company had made interest shortfall fundings of $1,285,373 and $1,285,373, respectively, and capital expenditure advances of $500,000 and $235,263, respectively, increasing the Company’s total interest to $8,789,417 and $8,524,680, respectively.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the years ended December 31, 2021 and December 31, 2020, the Company earned Preferred return income of $821,250 and 0, respectively, on the Delshah Preferred Equity Interest.

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

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of December 31, 2021, the Company’s total number of authorized shares of common stock was 410,000,000 consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 50,000,000 of Class I authorized common shares. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but had different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares will be lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the Primary Offering.

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

As of the termination of the Offering on May 2, 2021, the Company had sold 800,825 shares of its common stock (consisting of 413,661 Class A shares and 175,771 Class I shares and 211,394 Class T shares) in the Offering for a total of gross proceeds of $19,090,154.

Distributions

The Company’s board of directors authorized, and the Company declared, distributions through August 14, 2019 in an amount equal to $0.004357260, for the period August 15, 2019 through November 14, 2019 in an amount equal to $0.004493151, and for the period November 15, 2019 through May 14, 2022 in an amount equal to $0.004602739, per day (or approximately $1.68 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

As of December 31, 2021 and December 31, 2020, the Company has declared common share distributions of $2,987,794 and $1,638,923 respectively, of which $109,960 and $110,004, respectively, was unpaid as of the respective reporting dates and has been recorded as a component of Distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of December 31, 2021 were paid during January 2022. As of December 31, 2021 and December 31, 2020, distributions reinvested pursuant to the Company’s DRP are $323,574 and $251,548, respectively.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, the Company repurchased 14,306 shares, in the amount of $324,449. As of December 31, 2020, the Company repurchased 7,147 shares, in the amount of $159,299.

Non-controlling Interest

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor.

In January 2020, in order to comply with certain REIT qualification requirements, RIT REIT Sub I issued in a private placement 125 shares of preferred stock to accredited investors for gross offering proceeds of $125,000. Pursuant to the private placement offering, RIT REIT Sub I incurred $20,900 of offering costs, which have been included within Additional paid-in capital on the accompanying consolidated balance sheet. The shares of preferred stock entitle the holders to an annual 12% preferred return, which, as of December 31, 2021, was $28,875. Such amount was paid to the preferred stockholders during 2021.

The above-mentioned Special Unit Holder interest and RIT REIT Sub I private placement offering have been recorded as components of non-controlling interest on the consolidated balance sheets as of December 31, 2021 and December 31, 2020, respectively.

Note 7 – Related Party Transactions

Modification related to the Delshah Loan

Effective as of December 31, 2020, an affiliate of Delshah paid down the original balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the Delshah Loan) converted from the mezzanine loan to the Delshah Preferred Equity Interest to be held by RIT Lending. As a result, as of December 31, 2020, the Company’s total interest was reduced to $81,000, which represents a 1.00% ownership interest in the Delshah Loan. Pursuant to the loan modification transaction, at December 31, 2020, the Company owed $4,351,000 to CFI for repurchases of loan participations sold, which has been included as a component of Due to related party in the accompanying consolidated balance sheet as of December 31, 2020. The amount owed to CFI for repurchases of loan participations sold at December 31, 2020 was paid by the Company in January 2021.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Advisor has agreed to pay for all O&O Costs on the Company’s behalf through the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. The Company began reimbursing the Advisor for such costs ratably over the 36 months following the Escrow Break Anniversary; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs to be paid to the Advisor to exceed the 1% Cap as of such reimbursement date. As of December 31, 2021 and December 31, 2020, the Advisor had incurred $6,040,637 and $5,897,934, respectively, of O&O Costs on behalf of the Company. The Company’s obligation is limited to the 1% Cap, less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which at December 31, 2021 and December 31, 2020 was $32,696 and $115,277, respectively, and is included within Due to related party in the accompanying consolidated balance sheets. At December 31, 2021, organizational costs of $449 since inception had been recorded in General and administrative expenses in prior periods. As of December 31, 2021 and December 31, 2020, offering costs of $187,826 and $188,710, respectively, were charged to stockholders’ equity. As of December 31, 2021 and December 31, 2020, the Company has made reimbursement payments of $155,579 and $73,882, respectively, to the Advisor for O&O Costs incurred.  As of December 31, 2021, the Advisor has continued to pay all O&O Costs on behalf of the Company through the expiration of the Offering.

Acquisition Expenses. The Company does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of December 31, 2021 or December 31, 2020.

Origination Fees. The Company will pay the Advisor up to 1.0% of the amount funded by the Company to originate commercial real estate-related loans, but only if and to the extent there is a corresponding fee paid by the borrower to the Company. During the years ended December 31, 2021 and December 31, 2020, no origination fees were paid or incurred.

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

For the years ended December 31, 2021 and December 31, 2020, the Company incurred asset management fees of $217,434 and $156,107, respectively. The asset management fee related to the month of December 2021 of $18,716 is unpaid as of December 31, 2021 and has been included within Due to related party on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. Effective beginning in the third quarter of 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of Unreimbursed Operating Expenses (as defined below).

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning on October 1, 2019, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2019, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior periods in excess of the limitation to be remitted back to the Company. As of December 31, 2021 and December 31, 2020, the Company has accrued but not reimbursed any of the $108,485 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

During the years ended December 31, 2021 and December 31, 2020, the Company did not incur any operating expenses reimbursable to the Advisor, in accordance with the terms of the Advisory Agreement.

Reimbursable operating expenses include personnel and related employment costs incurred by the Advisor or its affiliates in performing the services described in the Advisory Agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At December 31, 2021, any unpaid reimbursable operating expenses are included within Due to related party on the accompanying consolidated balance sheet.

As of December 31, 2021, the total amount of Unreimbursed Operating Expenses (as defined below) was $5,405,407. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the year ended December 31, 2021 which were not invoiced to the Company amounted to $1,355,237.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of December 31, 2021 and December 31, 2020, no disposition fees have been incurred by the Company.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in this paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from the Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of December 31, 2021 and December 31, 2020, CFI has paid Sponsor Support totaling $594,941 and $586,881, respectively, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances. The following summarizes fees payable to the Dealer Manager:

Selling Commissions.  Selling commissions payable to the Dealer Manager consist of (i) up to 1.0% of gross offering proceeds paid by CFI for Class A shares and Class T shares and (ii) up to 5.0% and 2.0% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the Primary Offering. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions are payable with respect to Class I shares. As of December 31, 2021 and December 31, 2020, the Company has incurred $417,402 and $409,652 of selling commissions to date, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of December 31, 2021 and December 31, 2020, $118,492 and $116,852 of Sponsor Support, respectively, has been recorded and $118,492 and $116,102, respectively, has been reimbursed by CFI. As of December 31, 2021, the Company has received all outstanding Sponsor Support.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the Primary Offering, all of which were paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. As of December 31, 2021 and December 31, 2020, the Company has recorded $476,450 and $471,530 of dealer manager fees to date, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of December 31, 2021 and December 31, 2020, all of the Sponsor Support related to dealer manager fees has been recorded and $476,450 and $470,780, respectively, has been reimbursed by CFI. As of December 31, 2021, the Company has received all outstanding Sponsor Support.

Distribution Fees. Distribution fees are payable to the Dealer Manager, subject to the terms set forth in the dealer manager agreement between the Company and the Dealer Manager. Distribution fees are paid with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee is payable monthly in arrears and is paid on a continuous basis from year to year. During the years ended December 31, 2021 and December 31, 2020, the Company paid distribution fees of $47,555 and $16,842, respectively. As of December 31, 2021 and December 31, 2020, the Company has incurred a liability of $122,999 and $171,493, respectively, which is included within Due to related party on the consolidated balance sheets, $4,015 and $4,014, respectively, of which was payable as of December 31, 2021 and December 31, 2020 and paid during January 2022 and January 2021, respectively.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the above mentioned fees, and expenses incurred by the Company and Preferred Equity Interest payment due as a result of Delshah Loan modification as of December 31, 2021:

		Due to related party as of	Year ended December 31, 2021		Due to related party as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2020	Incurred	Paid	December 31, 2021
Management Fees
Asset management fees	Management fees	$14,834	$217,434	$213,552	$18,716
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	108,485	—	—	108,485
Organization expenses(2)	General and administrative expenses	187	—	132	55
Offering costs(2)	Additional paid-in capital	115,090	(883)	81,566	32,641
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	7,750	7,750	—
Distribution fees(3)	Additional paid-in capital	171,493	(939)	47,555	122,999
Repurchase of loan participations sold
Delshah Preferred Equity Interest	Investment in real estate-related assets	4,351,000	—	4,351,000	—
Total		$4,761,089	$223,362	$4,701,555	$282,896
Note:

(1) As of December 31, 2021, the Advisor has incurred, on behalf of the Company, a total of $5,405,407 in Unreimbursed Operating Expenses, including a total of $1,355,237 during the year ended December 31, 2021 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of December 31, 2021, the Advisor has incurred, on behalf of the Company, a total of $6,040,637 of O&O Costs, of which the Company’s obligation is limited to $32,696, pursuant to the 1% Cap.

(3) The amount incurred reflects the change in accrual.

The following table summarizes the above mentioned fees and expenses incurred by the Company and Preferred Equity Interest payment due as a result of Delshah Loan modification as of December 31, 2020:

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2021, CFI has invested $2,200,001 in the Company through the purchase of 88,180 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 80,000 Class I shares for an aggregate purchase price of $2,000,000).

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI has paid a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by the Company or by the Advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital. As of December 31, 2021, CFI has paid Sponsor Support totaling $594,941.

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

Note 9 – Commitments and Contingencies

As of December 31, 2021 and December 31, 2020, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it.

Unfunded Portion of the East 12th Street Loan

$6,830,000 of the East 12th Street Loan was funded at closing. $1,660,000 of the East 12th Street Loan was withheld to be advanced to the extent the East 12th Street Property generates insufficient cash flow to fully cover payment of interest on the East 12th Street Loan. The remaining portion of the East 12th Street Loan, $500,000, was withheld to be advanced to pay for capital expenditure, broker commissions and tenant improvements associated with the East 12th Street Property as approved by RIT Lending. No interest will accrue on the unfunded amounts. Subsequent to the date the East 12th Street Loan was originated, as of December 31, 2021, the Company and CFI have advanced $1,459,417 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $200,583. As of December 31, 2021, the Company had advanced $500,000 for capital expenditures, reducing the amount withheld for capital expenditures, broker commissions and tenant improvements to $0. As of December 31, 2021, the total funded amount for the East 12th Street Loan was $8,789,417. See Note 3 for additional information.

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

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to the Company’s performance, financial condition, results of operations and cash flows.

The Company is currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. The Company is continuing to monitor the situation in Ukraine and globally and assessing its potential impact on the Company’s business. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for the Company to obtain additional funds. Any of the abovementioned factors could affect the Company’s business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Commercial mortgage loans, held for investment and Loan participations sold —The fair value is estimated by discounting the expected cash flows based on the market interest rates for similar loans to the Company’s Commercial mortgage loans, held for investment and Loan participations sold. The Company determined that the market interest rates as of December 31, 2021 for both the Delshah Loan and the East 12th Street Loan were greater than their contractual interest rates. As of December 31, 2021 and December 31, 2020, the estimated fair value of the Company’s Commercial mortgage loans, held for investment was $16,889,417 and $16,660,002, respectively. As of December 31, 2021 and December 31, 2020, the estimated fair value of the Company’s Loan participations sold was $8,019,000 and $8,208,784, respectively. The Company has not elected the fair value option to account for its Commercial mortgage loans, held for investment or Loan participations sold.

Investment in real estate-related assets - The fair value is estimated by discounting the expected cash flows outflows based on the market preferred return rates for similar preferred equity investments to the Company’s investment in the Delshah Preferred Equity Interest. As of December 31, 2021 and December 31, 2020, the estimated fair value of the Company’s Investment in real estate-related assets was $8,100,000 and $8,100,000. The Company has not elected the fair value option to account for its Investment in real estate-related assets.

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

The following table details the principal balance, carrying value, and fair value of the Company’s financial assets and liabilities as of December 31, 2021:

			Fair Value
	Principal Balance	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$2,061,470	$2,061,470	$2,061,470	$—	$—	$2,061,470
Commercial mortgage loans, held for investment	$16,889,417	$16,889,417	$—	$—	$16,889,417	$16,889,417
Investment in real estate-related assets	$8,100,000	$8,100,000	$—	$—	$8,100,000	$8,100,000

Liabilities
Loan participations sold	$8,019,000	$8,019,000	$—	$—	$8,019,000	$8,019,000

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

Note 11 – Subsequent Events

Distributions

On February 14, 2022, the board of directors authorized, and the Company declared, distributions for the period from February 15, 2022 to May 14, 2022, in an amount equal to $0.004602739 per day per share (or approximately $1.68 on an annual basis). Distributions will be payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.