Form 10-Q
period 2022-06-30
RODIN INCOME TRUST, INC.
filed 2022-08-11
CIK 1664780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

(Former name, former address, and former fiscal year, if changed since last report) Not applicable

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

As of August 10, 2022, the registrant had 408,914 Class A shares, 175,771 Class I shares, and 200,441 Class T shares of $0.01 par value common stock outstanding.

RODIN INCOME TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RODIN INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$2,526,444	$2,061,470
Commercial mortgage loans, held for investment	8,100,000	16,889,417
Investment in real estate-related assets	8,100,000	8,100,000
Accrued interest receivable	42,997	132,613
Accrued preferred return receivable	45,000	47,250
Due from related party	39,963	39,963
Prepaid expenses and other assets	—	25,000
Total assets	$18,854,404	$27,295,713
Liabilities and Equity
Liabilities
Loan participations sold	$—	$8,019,000
Due to related party	218,735	282,896
Accounts payable and accrued expenses	181,295	186,480
Distributions payable	104,604	109,960
Accrued interest payable	—	71,757
Total liabilities	504,634	8,670,093
Commitments and contingencies (Note 9)
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at each June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, 408,914 and 411,979 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	4,089	4,120
Class T common stock, $0.01 par value per share, 200,000,000 shares authorized, 200,441 and 209,708 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2,004	2,097
Class I common stock, $0.01 par value per share, 50,000,000 shares authorized, 175,771 and 175,771 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,757	1,757
Additional paid-in capital	17,911,117	18,193,305
Retained earnings and cumulative distributions	341,178	327,216
Total controlling interest	18,260,145	18,528,495
Non-controlling interests in subsidiaries	89,625	97,125
Total stockholders' equity	18,349,770	18,625,620
Total liabilities and stockholders' equity	$18,854,404	$27,295,713

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Revenues:
Interest income	$291,853	$441,383	$730,142	$870,393
Less: Interest income related to loan participations sold	(112,702)	(184,460)	(295,134)	(364,421)
Total interest income, net	179,151	256,923	435,008	505,972
Preferred return income	204,750	204,750	407,250	407,250
Total revenues	383,901	461,673	842,258	913,222
Operating expenses:
General and administrative expenses	53,032	24,480	78,491	50,727
Management fees	55,740	55,737	111,783	105,230
Total operating expenses	108,772	80,217	190,274	155,957
Net income (loss)	$275,129	$381,456	$651,984	$757,265
Weighted average shares outstanding	791,268	808,657	794,341	806,900
Net income (loss) per common share - basic and diluted	$0.35	$0.47	$0.82	$0.94

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Controlling Interest
								Retained
	Common Stock						Additional	Earnings and	Non-	Total
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2021	416,559	$4,166	210,033	$2,100	175,241	$1,752	$18,296,613	$99,823	$112,125	$18,516,579
Common stock	2,908	29	636	7	—	—	84,964	—	—	85,000
Common stock repurchased	(2,758)	(28)	—	—	—	—	(61,745)	—	—	(61,773)
Distribution reinvestment	1,437	14	533	5	392	4	54,146	—	—	54,169
Offering costs, commissions and fees	—	—	—	—	—	—	(14,175)	—	—	(14,175)
Net income (loss)	—	—	—	—	—	—	—	375,809	—	375,809
Distributions declared	—	—	—	—	—	—	—	(321,330)	(3,750)	(325,080)
Balance as of March 31, 2021	418,146	$4,181	211,202	$2,112	175,633	$1,756	$18,359,803	$154,302	$108,375	$18,630,529
Common stock	3,252	33	—	—	—	—	78,967	—	—	79,000
Common stock repurchased	(2,300)	(23)	—	—	—	—	(51,089)	—	—	(51,112)
Distribution reinvestment	444	4	192	2	138	2	17,848	—	—	17,856
Offering costs, commissions and fees	—	—	—	—	—	—	(4,407)	—	—	(4,407)
Net income (loss)	—	—	—	—	—	—	—	381,456	—	381,456
Distributions declared	—	—	—	—	—	—	—	(326,422)	(3,750)	(330,172)
Balance as of June 30, 2021	419,542	$4,195	211,394	$2,114	175,771	$1,758	$18,401,122	$209,336	$104,625	$18,723,150

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Controlling Interest
								Retained
	Common Stock						Additional	Earnings and	Non-	Total
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2022	411,979	$4,120	209,708	$2,097	175,771	$1,757	$18,193,305	$327,216	$97,125	$18,625,620
Common stock	—	—	—	—	—	—	—	—	—	—
Common stock repurchased	(3,065)	(31)	—	—	—	—	(70,931)	—	—	(70,962)
Distribution reinvestment	—	—	—	—	—	—	—	—	—	—
Offering costs, commissions and fees	—	—	—	—	—	—	(8,291)	—	—	(8,291)
Net income (loss)	—	—	—	—	—	—	—	376,855	—	376,855
Distributions declared	—	—	—	—	—	—	—	(318,627)	(3,750)	(322,377)
Balance as of March 31, 2022	408,914	$4,089	209,708	$2,097	175,771	$1,757	$18,114,083	$385,444	$93,375	$18,600,845
Common stock	—	—	—	—	—	—	—	—	—	-
Common stock repurchased	—	—	(9,267)	(93)	—	—	(211,427)	—	—	(211,520)
Distribution reinvestment	—	—	—	—	—	—	—	—	—	—
Offering costs, commissions and fees	—	—	—	—	—	—	8,461	—	—	8,461
Net income (loss)	—	—	—	—	—	—	—	275,129	—	275,129
Distributions declared	—	—	—	—	—	—	—	(319,395)	(3,750)	(323,145)
Balance as of June 30, 2022	408,914	$4,089	200,441	$2,004	175,771	$1,757	$17,911,117	$341,178	$89,625	$18,349,770

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$651,984	$757,265
Changes in assets and liabilities:
Decrease/(increase) in prepaid expenses and other assets	25,000	(146,875)
Decrease in accrued interest receivable	89,616	56,280
Decrease/(increase) in accrued preferred return receivable	2,250	(45,000)
Decrease in accounts receivable	—	1,800,000
(Decrease)/increase in accrued interest payable	(71,757)	2,969
(Decrease)/increase in accounts payable and accrued expenses	(5,185)	20,750
(Decrease) in due to related party	(203)	(4,347,192)
Net cash provided by /(used in) operating activities	691,705	(1,901,803)
Cash flows from investing activities:
Repurchases of loan participation interest	(8,019,000)	—
Proceeds from sale / (fundings) of commercial mortgage loans, held for investment	8,789,417	(264,737)
Cash provided by/(used in) investing activities	770,417	(264,737)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	167,331
Payments related to organization and offering costs	(63,788)	(83,449)
Distributions	(643,378)	(578,063)
Payments from redemptions of common stock	(282,482)	(61,773)
Preferred stock dividends from RIT REIT Sub I	(7,500)	(7,500)
Net cash used in financing activities	(997,148)	(563,454)
Net increase/(decrease) in cash and cash equivalents	464,974	(2,729,994)
Cash and cash equivalents, at beginning of period	$2,061,470	$4,804,926
Cash and cash equivalents, at end of period	$2,526,444	$2,074,932
Non-cash financing activities:
Distribution reinvestment	$—	$72,025
Distributions payable	$(5,356)	$(2,336)

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Business Purpose

Rodin Income Trust, Inc. (the “Company”) was formed on January 19, 2016 as a Maryland corporation that has elected to qualify as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes, commencing with its 2019 tax year. The Company’s consolidated financial statements include Rodin Income Trust Operating Partnership, L.P. (the “Operating Partnership”), RIT REIT Sub I, Inc. (“RIT REIT Sub I”), and RIT Lending, Inc. (“RIT Lending”). Both RIT REIT Sub I and RIT Lending are indirect wholly owned subsidiaries of the Company. Substantially all of the Company’s business is expected to be conducted through the Operating Partnership, a Delaware partnership formed on January 19, 2016. The Company is the sole general and limited partner of the Operating Partnership. Unless the context otherwise requires, the “Company” refers to the Company and the Operating Partnership. The Company currently operates its business in one reportable segment, which has focused on originating mortgage or mezzanine loans, secured mainly by commercial real estate, investing in participations of such loans, and other real estate related assets.

On January 22, 2016, the Company was capitalized with a $200,001 investment by its sponsor, Cantor Fitzgerald Investors, LLC (“CFI”), through the purchase of 8,180 Class A shares of common stock. In addition, an indirect wholly owned subsidiary of CFI, Rodin Income Trust OP Holdings, LLC (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units, which is recorded as a non-controlling interest on the consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. The Company has registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). On June 28, 2018, the Company satisfied the minimum offering requirement for the Offering (the “Minimum Offering Requirement”) as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share. On April 20, 2020, the Company’s board of directors authorized the extension of the term of the Offering until May 2, 2021, upon which date the Offering expired, pursuant to its terms. The Company ceased accepting subscription agreements dated after April 28, 2021, to allow for the orderly close of the Offering prior to its expiration on May 2, 2021. The Company’s board of directors determined to terminate the DRP effective on the distribution date of May 5, 2021. Accordingly, all distributions payable on or after May 5, 2021, have been paid in cash.

Following the expiration of the Offering, the Company is continuing to actively manage its portfolio. In addition, the Company’s board of directors and the Advisor are evaluating potential strategic opportunities focused on maximizing stockholder value. The Company’s share repurchase program is continuing under its current terms.

As of June 30, 2022, the Company had made the following investments (collectively, the “Investments”):

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

•

The Company also originated, through RIT lending, an $8.99 million floating-rate mezzanine loan (the “East 12th Street Loan”), to DS 531 E. 12th Mezz LLC (the “East 12th Street Mezzanine Borrower”), an affiliate of Delshah, for the acquisition of a multifamily property by Delshah located in Manhattan, NY (the “East 12th Street Property”). Approximately $6.83 million of the East 12th Street Loan was funded at closing. As of June 30, 2022, the East 12th Street Mezzanine Borrower has paid off the East 12th Street Loan balance in full for approximately $8.79 million. (See Note 3).

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

The Company evaluates all of its investments to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of June 30, 2022 and December 31, 2021, the Company concluded that it did not have any investments in VIEs.

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

Commercial Mortgage Loans, Held for Investment

Commercial mortgage loans are generally intended to be held for investment and, accordingly, are carried at cost, net of unamortized loan fees, premiums, discounts and unfunded commitments. Commercial mortgage loans, held for investment that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate. Commercial mortgage loans where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value. As of June 30, 2022 and December 31, 2021, the Company has originated two mezzanine loans and classified them as held for investment. As of June 30, 2022, The East 12th Street Loan has been paid off .

Mezzanine Loans

The Company has originated mezzanine loans to entities that are members of commercial real estate property owners. The mezzanine loan the Company currently holds, is secured by a pledge against the borrower’s equity in the property owner and is subordinate to senior debt. The mezzanine loan is senior to any preferred equity or common equity in the property (see Note 3 – Commercial Mortgage Loans, Held for Investment for further information).

Loan Participations Sold

The Company has partially financed its Commercial mortgage loans, held for investment, through the sale of participating mezzanine loan interests to CFI. To the extent that U.S. GAAP does not recognize a sale resulting from the loan participation interests sold, the Company does not derecognize the participation in the loan that it sold. Instead, the Company recognizes a loan participation sold liability in an amount equal to the principal of the loan participation sold. The Company continues to recognize interest income on the entire loan, including the interest attributable to the Loan participations sold. During May and June, 2022, the Company has repurchased all the mezzanine loan interests from CFI (see Note 4 – Loan Participations Sold for further information).

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

Income recognition is suspended for a preferred equity investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired preferred equity investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired preferred equity investment is not in doubt, contractual preferred return income is recorded as preferred return income when received, under the cash basis method until an accrual is resumed when the preferred return investment becomes contractually current and performance is demonstrated to be resumed. A preferred return investment is written off when it is no longer realizable and/or legally discharged. No impairment losses were recorded during the six months ended June 30, 2022 after the Company assessed the recoverability of its assets. As of June 30, 2022, no impairment losses have been identified.

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

Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of June 30, 2022, and December 31, 2021, no impairment has been identified for loans that are held for investment. There are no loans that have been classified as past due or in non-accrual status as of June 30, 2022 and December 31, 2021.

Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk include Cash and cash equivalents. At times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates this risk by investing its cash with high-credit quality financial institutions.

Concentration of Credit Risk

The following table presents the geography and property type of collateral underlying the Company’s Commercial mortgage loans, held for investment as a percentage of the loan’s carrying value as of June 30, 2022 and December 31, 2021:

Geography	Collateral Property Type	Percentage
New York	Multifamily	100%

Due from Related Party

Due from related party includes amounts due from the Advisor for prior payments made by the Company relating to blue sky registration fees. As of both June 30, 2022 and December 31, 2021, the balance of Due from related party was $39,963 .

Due to Related Party

Due to related party is comprised of amounts contractually owed by the Company for various services provided to the Company from a related party, which at June 30, 2022 and December 31, 2021 was $218,735 and $282,896, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses is comprised of amounts owed by the Company for compensation to the Company’s independent board of directors relating to pro-rated annual compensation as well as attendance at meetings of the board of directors. As of June 30, 2022 and December 31, 2021, accounts payable and accrued expenses was $181,295 and $186,480, respectively.

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was June 28, 2019 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but it is not required to do so. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs ratably over a 36-month period; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds of the Offering (the “1% Cap”), as of such payment date. To the extent the Advisor pays any additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period. The Advisor has continued to pay all O&O Costs on behalf of the Company through the expiration of the Offering. As of April 30, 2022, the Company completed its obligation to reimburse the Advisor for payments of the O&O Cost up to the 1% Cap.

As of June 30, 2022 and December 31, 2021, the Advisor has incurred $6,067,724 and $6,040,637, respectively, of O&O Costs on behalf of the Company. The Company’s obligation is limited to the 1% Cap, less any reimbursement payments made by the Company to the Advisor for O&O costs incurred, which at June 30, 2022 and December 31, 2021 was $0 and $32,696, respectively, and is included within Due to related party in the accompanying consolidated balance sheets. As of June 30, 2022, organizational costs of $449 since inception had been recorded in General and administrative expenses in prior periods. As of June 30, 2022 and December 31, 2021, offering costs of $187,117 and $187,826, respectively, were charged to stockholders’ equity. As of June 30, 2022 and December 31, 2021, the Company has made reimbursement payments of $187,565 and $155,579, respectively, to the Advisor for O&O Costs incurred.

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

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of June 30, 2022 and December 31, 2021, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the three and six months ended June 30, 2022, basic and diluted net income per common share was $0.35 and $0.82, respectively. For the three and six months ended June 30, 2021, basic and diluted net income per common share was $0.47 and $0.94, respectively.

Recently Adopted Accounting Pronouncements

In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force). These amendments improve current guidance by reducing diversity in practice and increasing comparability of the accounting for the interactions between these codification topics as they pertain to certain equity securities, investments under the equity method of accounting and forward contracts or purchased options to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option. The new standard became effective for the Company beginning January 1, 2022 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s unaudited consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. The standard amends the Codification by moving existing disclosure requirements to (or adding appropriate references in) the relevant disclosure sections. The ASU also clarifies various provisions of the Codification by amending and adding new headings, cross-referencing, and refining or correcting terminology. The Company adopted the standard on its effective date beginning January 1, 2022 and it was applied using a modified retrospective method of transition. The adoption of this guidance did not have a material impact on the Company’s unaudited consolidated financial statements.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, and borrowings) necessitated by reference rate reform as entities transition away from LIBOR and other interbank offered rates to alternative reference rates. This ASU also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. The ASU is effective upon issuance and generally can be applied through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this standard are elective and principally apply to entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform (referred to as the “discounting transition”). The standard expands the scope of ASC 848, Reference Rate Reform, and allows entities to elect optional expedients to derivative contracts impacted by the discounting transition. Similar to ASU No. 2020-04, provisions of this ASU are effective upon issuance and generally can be applied through December 31, 2022. Management is evaluating and planning for the adoption of the new guidance to determine the Company’s transition plan and facilitate an orderly transition to alternative reference rates, and continuing its assessment on the Company’s unaudited consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The standard improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability, as well as payment terms and their effect on subsequent revenue recognized by the acquirer. The ASU requires companies to apply guidance in ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination, and, thus, creates an exception to the general recognition and measurement principle in ASC 805, Business Combinations. The new standard will become effective for the Company beginning January 1, 2024, can be applied prospectively for business combinations occurring on or after the effective date, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance is intended to improve the decision usefulness of information provided to investors about certain loan refinancings, restructurings, and write-offs. The standard eliminates the recognition and measurement guidance on TDRs for creditors after they have adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and requires them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The new standard will become effective for the Company beginning January 1, 2023. The guidance for recognition and measurement of TDRs can be applied using either a prospective or modified retrospective transition method, and the amendments related to disclosures can be applied prospectively. Early adoption is permitted, and an entity may elect to early adopt the amendments related to TDRs separately from the amendments related to vintage disclosures. Management is currently evaluating the impact of the new standard on the Company’s unaudited consolidated financial statements.

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

In connection with the origination of the Delshah Loan, RIT Lending entered into a participation agreement (the “Delshah Loan Participation Agreement”) with CFI. RIT Lending originated the Delshah Loan with (i) cash from the Offering equivalent to a 5% participation interest in the amount of $900,000 in the Delshah Loan and (ii) proceeds from the sale to CFI of a 95% participation interest in the amount of $17,100,000 in the Delshah Loan. Prior to the modification on December 31, 2020, an amount of $9,081,000 participation interests in the Delshah loan was repurchased from CFI.

During the three months ended June 30, 2022 and June 30, 2021, the Company earned Interest income, net of $73,621 and $1,863, respectively, on the Delshah Loan, consisting of $186,323 and $186,323, respectively, of total Interest less $112,702 and $184,460, respectively, of Interest income related to Loan participations sold.

During the six months ended June 30, 2022 and June 30, 2021, the Company earned Interest income, net of $75,464 and $3,681, respectively, on the Delshah Loan, consisting of $370,598 and $368,102, respectively, of total Interest less $295,134 and $364,421, respectively, of Interest income related to Loan participations sold.

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

The remaining $8.1 million balance of the Delshah Loan remained outstanding as a mezzanine loan on the same terms as those in effect prior to the conversion. Following the conversion, CFI had 99% interest in the Delshah Loan and the Company had 1% interest in the Delshah Loan and 100% of the Delshah Preferred Equity Interest. During the six months ended June 30, 2022, the Company repurchased 99% Interest of the Delshah Loan from CFI in the amount of $8.0 million, increasing the Company’s total interest in the Delshah Loan to 100%.

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

The East 12th Street Loan was secured by a pledge of 100% of the equity interests in the East 12th Street Senior Borrower. The East 12th Street Loan could be prepaid in its entirety or in part in connection with sales of condominium units, subject in each case to RIT Lending’s receipt of eighteen months of minimum interest. The term of the East 12th Street Loan was three years, with two 1-year options to extend. On November 1, 2021, the Company and the East 12th Street Borrower agreed to modify the first of such options to a six-month extension in exchange for the waiver of certain borrower requirements. The East 12th Street Borrower simultaneously exercised the six-month extension.

$6,830,000 of the East 12th Street Loan was funded at closing. $1,660,000 of the East 12th Street Loan was withheld to be advanced to the extent the East 12th Street Property generated insufficient cash flow to fully cover payment of interest on the East 12th Street Loan. The remaining portion of the East 12th Street Loan, $500,000, was also withheld to be advanced to pay for capital expenditure, broker commissions and tenant improvements associated with the East 12th Street Property as approved by RIT Lending. No interest accrued on the unfunded amounts.

On December 11, 2020, RIT Lending executed the consent to the proposed upsizing and modification of the East 12th Street senior loan as well as the modification of the East 12th Street Loan as further described below. The changes to the East 12th Street senior loan included increases to the debt and equity amounts, increases to the required contingency and capital expenditure reserve amounts, as well as modifications to the cash waterfall. The cash waterfall was modified as follows: all net sales proceeds from the sales of condominiums are applied against the outstanding East 12th Street senior loan balance until the senior loan is fully paid off, then the remainder to Delshah. Prior to the modification, the East 12th Street senior loan provided for the following cash waterfall: all net sales proceeds applied against outstanding the senior loan balance until the senior loan is 50% paid off, then split 60/40% between the senior and the East 12th Street Loan until the senior loan is paid off in full, then to the East 12th Street Loan until paid off in full, and then the remainder to Delshah.

On April 21, 2022, the Company, through RIT Lending, and the East 12th Street Mezzanine Borrower entered into a modification of the East 12th Street Loan. Under the modification, the East 12th Street Mezzanine Borrower paid down the principal amount of the East 12th Street Loan in the amount of $5,670,904, after which $3,118,513 was the remaining unpaid principal balance of the East 12th Street Loan. During May and June, 2022, the East 12th Street Mezzanine Borrower repaid the remining unpaid balance of the East 12th Street Loan reducing the loan balance to $0.

As of June 30, 2022, the Company and CFI had advanced $1,459,417 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $200,583. As of June 30, 2022, the Company had advanced $500,000 for capital expenditure, reducing the amount withheld for capital expenditure, broker commissions and tenant improvements to $0. As of June 30, 2022, the total funded amount of $8,789,417 for the East 12th Street Loan was repaid in full to the Company.

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

During the three months ended June 30, 2022 and June 30, 2021, the Company earned Interest income, net of $105,531 and $255,060, respectively, on the East 12th Street Loan.

During the six months ended June 30, 2022 and June 30, 2021, the Company earned Interest income, net of $359,545 and $502,291, respectively, on the East 12th Street Loan.

The following table summarizes the activity on the loans at June 30, 2022:

Activity	Delshah Loan	RIT Participation Interest %	Total Delshah Loan	East 12th Street Loan	RIT Participation Interest %	Total East 12th Street Loan	Total Loans
Total Loan Amount	$18,000,000		$18,000,000	$8,990,000		$8,990,000	$26,990,000

Initial Funding	18,000,000	100.00%	18,000,000	6,830,000	100.00%	6,830,000	24,830,000
Interest Participation Sale	(17,100,000)	-95.00%	—	(5,435,000)	-79.58%	—	—
Ownership	900,000	5.00%	18,000,000	1,395,000	20.42%	6,830,000	24,830,000
Advance for Interest Shortfall	—	—	—	1,459,417	—	1,459,417	1,459,417
Interest Participation Sale - Interest Shortfall	—	—	—	(174,044)	—	—	—
Advance for Capital Expenditures	—	—	—	500,000	—	500,000	500,000
RIT Interest Participation Purchase	17,100,000	95.00%	—	5,609,044	79.58%	—	—
Principal Paydown	(1,800,000)		(1,800,000)	(8,789,417)	-100.00%	(8,789,417)	(10,589,417)
Conversion to Preferred Equity	(8,100,000)		(8,100,000)	—		—	(8,100,000)
Ownership	$8,100,000	100.00%	$8,100,000	$—	0.00%	$—	$8,100,000

During the three months ended June 30, 2022 and June 30, 2021, the Company earned total Interest income, net of $179,151 and $256,923, respectively, which was comprised of total Interest income of $291,853 and $441,383, respectively, less Interest income related to Loan participations sold of $112,702 and $184,460, respectively.

During the six months ended June 30, 2022 and June 30, 2021, the Company earned total Interest income, net of $435,008 and $505,972, respectively, which was comprised of total Interest income of $730,142 and $870,393, respectively, less Interest income related to Loan participations sold of $295,134 and $364,421, respectively.

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

As of December 31, 2020, the Company had repurchased participation interests in the Delshah Loan from CFI totaling $9,081,000. On December 31, 2020, an affiliate of Delshah paid down the original balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the Delshah Loan) converted from the mezzanine loan to the Delshah Preferred Equity Interest in DS Brooklyn Portfolio Holdings LLC, the sole owner of the Delshah Borrower, to be held by RIT Lending. As a result, as of December 31, 2021, the Company’s total interest was$81,000, which   represented 1% ownership interest in the Delshah Loan. During the six months ended June 30, 2022, the Company repurchased an amount of $8,019,000 representing the 99% of the participation interests in the Delshah Loan held by CFI. As a result, as of June 30, 2022, the Company’s interest in the Delshah Loan was $8,100,000, which represented 100% ownership interest.

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

The following table provides certain information about the Delshah Preferred Equity Interest:

Portfolio	Original Investment Amount	Preferred Return
Preferred Equity Investment	$8,100,000	10.00% through 9/21/2023, then the greater of 10.25% or 740 bps over 5-year Treasury Yield

During the three and six months ended June 30, 2022 and June 30, 2021, the Company earned Preferred return income of $204,750 and $407,250 on the Delshah Preferred Equity Interest.

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

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of June 30, 2022, the Company’s total number of authorized shares of common stock was 410,000,000 consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 50,000,000 of Class I authorized common shares. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but had different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares will be lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the Primary Offering.

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

Distributions

The Company’s board of directors authorized, and the Company declared, for a period covering January 1, 2022 through June 30, 2022, distributions of $0.004602739 per day (or approximately $1.68 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

 As of June 30, 2022 and December 31, 2021, the Company has declared common share distributions of $3,625,815 and $2,987,794, respectively, of which $104,604 and $109,960, respectively, was unpaid as of the respective reporting dates and has been recorded as a component of Distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of June 30, 2022 were paid during July 2022.

Redemptions

Stockholders are eligible to have their shares repurchased by the Company pursuant to the Amended and Restated Share Repurchase Program. The Company will repurchase shares at a price equal to, or at a discount from, Net Asset Value (“NAV”) per share of the share class being repurchased subject to certain holding period requirements which effect the repurchase price as a percentage of NAV.

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

During the three months and six months ended June 30, 2022, the Company repurchased 9,267 and 12,332 shares, respectively, in the amount of $211,520 and $282,482, respectively. During the three months and six months ended June 30, 2021, the Company repurchased 2,300 and 5,058 shares, respectively, in the amount of $51,112 and $112,885, respectively.

Non-controlling Interest

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor.

In January 2020, in order to comply with certain REIT qualification requirements, RIT REIT Sub I issued in a private placement 125 shares of preferred stock to accredited investors for gross offering proceeds of $125,000. Pursuant to the private placement offering, RIT REIT Sub I incurred $20,900 of offering costs, which have been included within Additional paid-in capital on the accompanying consolidated balance sheet. The shares of preferred stock entitle the holders to an annual 12% preferred return, which, as of June 30, 2022, was $36,375, $0 of which was payable as of June 30, 2022.

The above-mentioned Special Unit Holder interest and RIT REIT Sub I private placement offering have been recorded as components of non-controlling interest on the consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.

Note 7 – Related Party Transactions

Repurchases of Participation Interest in the Delshah Loan

During the six months ended June 30, 2022, the Company repurchased participation interests in the Delshah Loan from CFI in the amount of $8,019,000, increasing the Company’s total interest to $8,100,000, which represents a 100% ownership interest in the Delshah Loan.

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

The Advisor has agreed to pay for all O&O Costs on the Company’s behalf through the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. The Company began reimbursing the Advisor for such costs ratably over the 36 months following the Escrow Break Anniversary; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs to be paid to the Advisor to exceed the 1% Cap as of such reimbursement date. As of June 30, 2022 and December 31, 2021, the Advisor had incurred $6,067,724 and $6,040,637, respectively, of O&O Costs on behalf of the Company. The Company’s obligation is limited to the 1% Cap, less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which at June 30, 2022 and December 31, 2021 was $0 and $32,696, respectively, and is included within Due to related party in the accompanying consolidated balance sheets. At June 30, 2022, organizational costs of $449 since inception had been recorded in General and administrative expenses in prior periods. As of June 30, 2022 and December 31, 2021, offering costs of $187,117 and $187,826, respectively, were charged to stockholders’ equity. As of June 30, 2022 and December 31, 2021, the Company has made reimbursement payments of $187,565 and $155,579, respectively, to the Advisor for O&O Costs incurred. As of June 30, 2022, the Advisor has continued to pay all O&O Costs on behalf of the Company through the expiration of the Offering. As of April 30, 2022, the Company completed its obligation to reimburse the Advisor for payments of the O&O Cost up to the 1% Cap.

Acquisition Expenses. The Company does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of June 30, 2022 or December 31, 2021.

Origination Fees. The Company will pay the Advisor up to 1.0% of the amount funded by the Company to originate commercial real estate-related loans, but only if and to the extent there is a corresponding fee paid by the borrower to the Company. During the three months ended June 30, 2022 and June 30, 2021, no origination fees were paid or incurred.

Asset Management Fees. Asset management fees are due to the Advisor. Asset management fees payable to the Advisor consist of monthly fees equal to one-twelfth of 1.20% of the Company’s most recently disclosed NAV.

For the three and six months ended June 30, 2022, the Company incurred asset management fees of $55,740 and $111,783, respectively. The asset management fee related to the month of June 30, 2022 of $18,513 is unpaid as of June 30, 2022, and has been included within Due to related party on the consolidated balance sheet. For the three and six months ended June 30, 2021, the Company incurred asset management fees of $55,737 and $105,230, respectively. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

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

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning on October 1, 2019, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2019, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior periods in excess of the limitation to be remitted back to the Company. As of June 30, 2022 and December 31, 2021, the Company has accrued but not reimbursed any of the $108,485 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

During the three and six months ended June 30, 2022 and June 30, 2021, the Company did not incur any operating expenses reimbursable to the Advisor, in accordance with the terms of the Advisory Agreement.

Reimbursable operating expenses include personnel and related employment costs incurred by the Advisor or its affiliates in performing the services described in the Advisory Agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At June 30, 2022, any unpaid reimbursable operating expenses are included within Due to related party on the accompanying consolidated balance sheet.

As of June 30, 2022, the total amount of Unreimbursed Operating Expenses was $5,931,199. The amount of operating expenses incurred by the Advisor during the six months ended June 30, 2022 which were not invoiced to the Company amounted to $525,792.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of June 30, 2022 and December 31, 2021, no disposition fees have been incurred by the Company.

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

As of June 30, 2022, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in this paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from the Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of both June 30, 2022 and December 31, 2021, CFI has paid Sponsor Support totaling $594,941,which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances. The following summarizes fees payable to the Dealer Manager:

Selling Commissions. Selling commissions payable to the Dealer Manager consist of (i) up to 1.0% of gross offering proceeds paid by CFI for Class A shares and Class T shares and (ii) up to 5.0% and 2.0% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the Primary Offering. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions are payable with respect to Class I shares. As of both June 30, 2022 and December 31, 2021, the Company has incurred $417,402 of selling commissions to date, which is included within Additional paid-in capital on the consolidated balance sheets. As of both June 30, 2022 and December 31, 2021, $118,492 of Sponsor Support to selling commission has been recorded and $118,492 has been reimbursed by CFI. No Sponsor Support payment was due at June 30, 2022, as Sponsor Support ended with the termination of the Primary Offering.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the Primary Offering, all of which were paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. As of both June 30, 2022 and December 31, 2021, the Company has recorded $476,450 of dealer manager fees, which is included within Additional paid-in capital on the consolidated balance sheets. As of both June 30, 2022 and December 31, 2021, all of the Sponsor Support related to dealer manager fees has been recorded and  $476,450 has been reimbursed by CFI. No Sponsor Support payment was due at June 30,2022, as Sponsor Support ended with the termination of the Primary Offering.

Distribution Fees. Distribution fees are payable to the Dealer Manager, subject to the terms set forth in the dealer manager agreement between the Company and the Dealer Manager. Distribution fees are paid with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee is payable monthly in arrears and is paid on a continuous basis from year to year. During the three months ended June 30, 2022 and June 30, 2021, the Company paid distribution fees of $11,207 and $12,091, respectively. During the six months ended June 30, 2022 and June 30, 2021, the Company paid distribution fees of $22,802 and $23,801, respectively. As of June 30, 2022 and December 31, 2021, the Company has incurred a liability of $91,737 and $122,999, respectively, which is included within Due to related party on the consolidated balance sheets, $3,358 and $4,015, respectively, of which was payable as of June 30, 2022 and December 31, 2021 and paid during July 2022 and January 2022, respectively.

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

The following table summarizes the above mentioned fees and expenses incurred by the Company as of June 30, 2022:

		Due to related party as of	For the six months ended June 30,		Due to related party as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2021	Incurred	Paid	June 30, 2022

Management Fees
Asset management fees	Management fees	$18,716	$111,783	$111,986	$18,513
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	108,485	—	—	108,485
Organization expenses(2)	General and administrative expenses	55	—	55	—
Offering costs(2)(3)	Additional paid-in capital	32,641	(710)	31,931	—
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	—	—	—
Distribution fees(3)	Additional paid-in capital	122,999	(8,460)	22,802	91,737
Total		$282,896	$102,613	$166,774	$218,735

Note:

(1) As of June 30, 2022, the Advisor has incurred, on behalf of the Company, a total of $5,931,199 in Unreimbursed                Operating Expenses, including a total of $525,792 during the six months ended June 30, 2022 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of June 30, 2022, the Advisor has incurred, on behalf of the Company, a total of $6,067,724 of O&O Costs, of which the Company’s obligation is limited to $0, pursuant to the 1% Cap.

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

As of June 30, 2022, CFI has invested $2,200,001 in the Company through the purchase of 88,180 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 80,000 Class I shares for an aggregate purchase price of $2,000,000).

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI has paid a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by the Company or by the Advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital. As of June 30, 2022, CFI has paid Sponsor Support totaling $594,941.

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

Note 9 – Commitments and Contingencies

As of June 30, 2022 and December 31, 2021, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it.

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

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led and could continue to lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. The Company is continuing to monitor the situation in Ukraine and globally and assessing its potential impact on the Company’s business. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for the Company to obtain additional funds. Any of the abovementioned factors could affect the Company’s business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial.

LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. It currently appears that, over time, U.S. Dollar LIBOR may be replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. The ICE Benchmark Association, or IBA, announced that one-week and two-week month USD LIBOR maturities and non-USA LIBOR maturities will cease publication. While all remaining USD LIBOR maturities will cease immediately after June 30, 2023, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on the Company’s overall financial condition or results of operations.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Commercial mortgage loans, held for investment and Loan participations sold — The fair value is estimated by discounting the expected cash flows based on the market interest rates for similar loans to the Company’s Commercial mortgage loans, held for investment and Loan participations sold. The Company determined that the market interest rates as of June 30, 2022 for the Delshah Loan was greater than its contractual interest rates. As of June 30, 2022 and December 31, 2021, the estimated fair value of the Company’s Commercial mortgage loans, held for investment was $8,100,000  and $16,889,417 respectively. As of June 30, 2022, the Company had repurchased all of Loan participations sold. As of December 31, 2021, the estimated fair value of the Company’s Loan participations sold was $8,019,000. The Company has not elected the fair value option to account for its Commercial mortgage loans, held for investment or Loan participations sold.

Investment in real estate-related assets - The fair value is estimated by discounting the expected cash flows outflows based on the market preferred return rates for similar preferred equity investments to the Company’s investment in the Delshah Preferred Equity Interest. As of June 30, 2022 and December 31, 2021, the estimated fair value of the Company’s Investment in real estate-related assets was $7,985,726 and $8,100,000, respectively. The Company has not elected the fair value option to account for its Investment in real estate-related assets.

Other financial instruments — The Company considers the carrying value of its Cash and cash equivalents to approximate its fair value because of the short period of time between its origination and its expected realization as well as its highly-liquid nature. Due to the short-term maturity of this instrument, Level 1 inputs are utilized to estimate the fair value of Cash and cash equivalents.

The following table details the principal balance, carrying value, and fair value of the Company’s financial assets and liabilities as of June 30, 2022:

			Fair Value
	Principal Balance	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$2,526,444	$2,526,444	$2,526,444	$—	$—	$2,526,444
Commercial mortgage loans, held for investment	$8,100,000	$8,100,000	$—	$—	$8,100,000	$8,100,000
Investment in real estate-related assets	$8,100,000	$8,100,000			$7,985,726	$7,985,726

Liabilities
Loan participations sold	$—	$—	$—	$—	$—	$—

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

Note 11 – Subsequent Events

Distributions

On August 10, 2022, the board of directors authorized, and the Company declared, distributions for the period from August 15, 2022 to November 14, 2022, in an amount equal to $0.004602739 per day per share (or approximately $1.68 on an annual basis). Distributions will be payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

The Company determines its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any organization and offering (“O&O”) expenses paid by the Advisor on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Prior to the expiration of the Offering, the board of directors adjusted the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less the portion of selling commissions and all of the dealer manager fees paid by CFI (“Sponsor Support”), up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. As of June 30, 2022, the Company’s NAV was $23.18 per Class A share, $23.17 per Class T share and $23.18 per Class I share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of June 30, 2022, the Company had made the following investments (collectively, the “Investments”):

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

•

The Company also originated, through RIT Lending, an $8.99 million floating-rate mezzanine loan (the “East 12th Street Loan”), to DS 531 E. 12th Mezz LLC (the “East 12th Street Mezzanine Borrower”), an affiliate of Delshah, for the acquisition of a multifamily property by Delshah located in Manhattan, NY (the “East 12th Street Property”). Approximately $6.83 million of the East 12th Street Loan was funded at closing. As of June 30, 2022, the East 12th Street Mezzanine Borrower has paid off the East 12th Street Loan balance in full for approximately $8.79 million.

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

Operating Highlights

Second Quarter of 2022 Activity

•	Repurchased participation interest in the Delshah Loan from CFI in the amount of $8.0 million.
•	Received the full pay down of the East 12th Street Loan in the amount of $8.8 million from the East 12th Street Mezzanine Borrower.

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

The remaining $8.1 million balance of the Delshah Loan remained outstanding as a mezzanine loan on the same terms as those in effect prior to the conversion. Following the conversion on December 31, 2020, CFI had 99% interest in the Delshah Loan and the Company had 1% interest in the Delshah Loan and 100% of the Delshah Preferred Equity Interest. During the six months ended June 30, 2022, the Company repurchased 99% Interest of the Delshah Loan from CFI in the amount of $8.0 million, increasing the Company’s total interest in the East 12th Street Loan to 100%.

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

The following table provides certain information about the Delshah Preferred Equity Interest:

Portfolio	Original Investment Amount	Preferred Return
Preferred Equity Investment	$8,100,000	10.00% through 9/21/2023, then the greater of 10.25% or 740 bps over 5-year Treasury Yield

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

The East 12th Street Loan was secured by a pledge of 100% of the equity interests in the East 12th Street Senior Borrower. The East 12th Street Loan could be prepaid in its entirety or in part in connection with sales of condominium units, subject in each case to RIT Lending’s receipt of eighteen months of minimum interest. The term of the East 12th Street Loan is three years, with two 1-year options to extend. On November 1, 2021, the Company and the East 12th Street Borrower agreed to modify the first of such options to a six-month extension in exchange for the waiver of certain borrower requirements. The East 12th Street Borrower simultaneously exercised the six-month extension.

$6,830,000 of the East 12th Street Loan was funded at closing, and $1,660,000 of the East 12th Street Loan was withheld to be advanced to the extent the East 12th Street Property generated insufficient cash flow to fully cover payment of interest on the East 12th Street Loan. The remaining portion of the East 12th Street Loan, $500,000, was also withheld to be advanced to pay for capital expenditure, broker commissions and tenant improvements associated with the East 12th Street Property as approved by RIT Lending. No interest accrued on the unfunded amounts.

On April 21, 2022, the Company, through RIT Lending, and the East 12th Street Mezzanine Borrower entered into a modification of the East 12th Street Loan. Under the modification, the East 12th Street Mezzanine Borrower paid down the principal amount of the East 12th Street Loan in the amount of $5,670,904, after which $3,118,513 was the remaining unpaid principal balance of the East 12th Street Loan. During May and June 2022, the East 12th Street Mezzanine Borrower repaid the remaining unpaid balance of the East 12th Street Loan reducing the loan balance to $0.

As of June 30, 2022, the Company and CFI had advanced $1,459,417 to cover interest shortfalls, reducing the amount withheld to fully cover payment of interest on the East 12th Street Loan to $200,583. As of June 30, 2022, the Company had advanced $500,000 for capital expenditures, reducing the amount withheld for capital expenditure, broker commissions and tenant improvements to $0. As of June 30, 2022, the total funded amount of $8,789,417  for the East 12th Street Loan was repaid in full to the Company.

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

On December 31, 2020, an affiliate of Delshah paid down the original balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the Delshah Loan) converted from the mezzanine loan to the Delshah Preferred Equity Interest in DS Brooklyn Portfolio Holdings LLC, the sole owner of the Delshah Borrower, on the terms described above, to be held by RIT Lending. As of June 30, 2022, the Company had repurchased participation interests in the Delshah Loan from CFI in the amount of $9,081,000. As of June 30, 2022 and December 31, 2021, the Company’s total interest were 8,100,000 and 81,000, respectively, which represents a 100% and a 1% ownership interest, respectively, in the Delshah Loan.

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

Interest Income, net

For the three and six months ended June 30, 2022 the Company earned net interest income of $179,151 and $435,008, respectively. For the three and six months ended June 30, 2021 the Company earned net interest income of $256,923 and $505,972, respectively.

The decrease of $77,772 and $70,964, respectively, for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021 was due to the increase in the repayments of principal for such periods.

Preferred Return Income

For the three and six months ended June 30, 2022, the Company earned preferred return income of $204,750 and $407,250, respectively. For the three and six months ended June 30, 2021, the Company earned preferred return income of $204,750 and $407,250, respectively.

There was no change in preferred return income earned for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021.

General and Administrative Expenses

The Company’s general and administrative expenses consist primarily of operating expense reimbursements to the Advisor, as well as compensation to the Company’s independent board of directors relating to pro-rated annual compensation as well as attendance at board of directors’ meetings.

For the three and six months ended June 30, 2022, the Company incurred general and administrative expenses of $53,032 and $78,491, respectively. For the three and six months ended June 30, 2021, the Company incurred general and administrative expenses of $24,480 and $50,727, respectively.

The increase of $28,552 and $27,764, respectively, for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, was due to the increase in the amount of legal fees and operating expenses incurred during such periods. As of June 30, 2022, the Advisor has incurred, on behalf of the Company, a total of $5,931,199 in Unreimbursed Operating Expenses, including a total of $525,792 for the six months ended June 30, 2022, for which the Advisor has not invoiced the Company for reimbursement.

Management Fees

Pursuant to the Advisory Agreement with the Advisor, and based upon the Company’s NAV, the Company is required to pay the Advisor a monthly asset management fee, and may pay a monthly property management fee for providing real estate-related services, including services related to originating investments and negotiating financing, as needed.

Asset management fees payable to the Advisor consist of monthly fees equal to one twelfth of 1.20% of the Company’s most recently disclosed NAV.

For the three and six months ended June 30, 2022, the Company incurred asset management fees of $55,740 and $111,783, respectively. For the three and six months ended June 30, 2021, the Company incurred asset management fees of $55,737 and $105,230, respectively.

The increase of $3 and $6,553 for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, was due to the increase in the Company’s NAV during such periods.

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

•	unrealized gains (losses) from the consolidation from, or deconsolidation to, equity accounting;
•	adjustments related to contingent purchase price obligations; and
•	adjustments for consolidated and unconsolidated partnerships and joint ventures calculated to reflect MFFO on the same basis as above.

The following table presents a reconciliation of FFO to net income:

Six months ended June 30, 2022
Net Income	$651,984
Adjustments:
None	—
Funds from Operations	$651,984

The following table presents a reconciliation of FFO to MFFO:

Six months ended June 30, 2022
Funds from Operations	$651,984
Adjustments:
None	—
Modified Funds from Operations	$651,984

Net Asset Value

On August 10, 2022, the Company’s board of directors approved the NAV as of June 30, 2022 of $23.18 per share for Class A and I, and $23.17 for Class T shares of common stock. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. Although Stanger performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

In performing the calculation of the Company’s estimated NAV per share, Stanger observed that the Company had held one loan and a preferred equity interest as of June 30, 2022, and that the Company’s NAV was comprised of cash and equivalents plus its interests in the Delshah Loan, the East 12th Street Loan and the Delshah Preferred Equity Interest, amounts due from related party, less accrued expenses, distributions payable, the liquidation value of the Company’s preferred stock and due to related party as identified on the Company’s balance sheet. Stanger also considered any other amounts due to the Advisor or affiliates for repayment of Sponsor Support or amounts due to the Special Unit Holder in certain circumstances, including liquidation of the Company, for which no amounts were due as of June 30, 2022. There can be no assurance that a stockholder would realize $23.18 per share of Class A and I common stock or $23.17 per share of Class T common stock if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s June 30, 2022 NAV does not consider fees or expenses that may be incurred in connection with a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs, and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Advisory Agreement, and, as discussed in “Note 9 – Commitments and Contingencies” above, the full extent of the impact and effects of COVID-19 on the future financial performance of the Company, as a whole, and, specifically, on its investments and underlying borrowers and their real estate property holdings are uncertain at this time. Due to COVID-19, as of June 30, 2022, there was a limited market, relative to pre-COVID-19 levels, for loan investments like those held by the Company. Therefore, there can be no assurance that the estimated market value of the investments included in the NAV would materially equal the gross amount realized if such loan or preferred equity investments were sold by the Company at June 30, 2022. The Company believes that the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternatives Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

Delshah Investments

As previously disclosed, an affiliate of Delshah paid down the original principal balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the remaining Delshah Loan) converted from a mezzanine loan to the Delshah Preferred Equity Interest. The Delshah Preferred Equity Interest is junior to both the senior loan on the underlying collateral and the Delshah Loan. The preferred return is 10.0% until September 21, 2023 and is redeemable at any time with no penalty. The Company also has a promoted interest equal to 20% of the proceeds, on a pari passu basis, after the Company receives a 10% preferred return and the DS Property Acquisitions LLC, an affiliate of Delshah receives a 15% return on their capital basis. No value was attributable to this promoted interest in the Company’s current NAV. The remaining $8.1 million principal balance of the Delshah Loan remained outstanding as a mezzanine loan with the same terms as those in effect prior to the conversion. As of June 30, 2022, the Company held 100% interest in the Delshah Loan and 100% of the Delshah Preferred Equity Interest.

In accordance with the Company’s valuation procedures, the Delshah Loan and the Delshah Preferred Equity Interest, (each individually an “Investment” and collectively the “Delshah Investments”) were included in the determination of NAV at their estimated fair market value as of June 30, 2022, as determined by Stanger. The estimated fair market value of the each of the Delshah Investments was based upon taking, for each the anticipated payments over the remaining loan and projected investment term and discounting such payments to a present value at a discount rate range equal to the current estimated market interest rate or yield on similar investments. To provide their opinion of value of the Delshah Investments, Stanger first reviewed the terms of each of the Delshah Investments as contained in the loan and investment agreements. Stanger then reviewed mezzanine loan and preferred equity market terms at or around June 30, 2022 to ascertain current market interest rates for investments similar to the Delshah Investments. This review was conducted by (i) interviews of participants in the mezzanine / preferred equity market, (ii) reviewing recent mezzanine loan and preferred equity transactions, as available, and (iii) reviewing published surveys available at or around June 30, 2022. Based on Stanger’s reviews above and taking into consideration each of the Delshah Investments’ unique factors, including, but not limited to, loan-to-value (based primarily on the most-recent appraised value of the underlying real estate collateral properties and subsequent capital investment into the real estate collateral properties), debt service and preferred equity yield coverage and reserve levels and funding requirements of the underlying collateral properties, as well as property specific attributes such as property type and location, financial information pertaining to the borrower and/or guarantor, prepayment terms, and investment and loan origination dates, maturity dates and extension terms, a market interest rates was determined for each Delshah Investment to utilize in the determination of the fair market value of the Delshah Investments.

The following table provides a breakdown of the major components of the Company’s NAV:

Components of NAV	June 30, 2022
Cash and cash equivalents	$2,526,444
Commercial mortgage loans, held for investment	8,100,000
Investment in real estate-related assets	7,985,726
Due from related party	39,963
Accrued interest receivable	42,997
Accrued preferred return receivable	45,000
Accounts payable and accrued expenses	(181,295)
Distributions payable	(104,604)
Due to related party	(127,000)
Distribution fee payable the following month(1)	(3,358)
Non-controlling interests in subsidiaries	(125,000)
Sponsor promote / Support repayment	—
Net Asset Value	$18,198,873
Number of outstanding shares	785,126

Note:	(1) Distribution fee only relates to Class T Shares.

NAV Per Share	Class A Shares	Class T Shares	Class I Shares	Total
Total gross assets at fair value	$9,760,347	$4,784,315	$4,195,468	$18,740,130
Due to related party	(66,145)	(32,423)	(28,432)	(127,000)
Other liabilities	(148,904)	(76,347)	(64,006)	(289,257)
Non-controlling interests in subsidiaries	(65,103)	(31,912)	(27,985)	(125,000)
Quarterly NAV	$9,480,195	$4,643,633	$4,075,045	$18,198,873
Number of outstanding shares	408,914	200,441	175,771	785,126
NAV per share	$23.18	$23.17	$23.18

The following table reconciles stockholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders' Equity to NAV	June 30, 2022
Stockholders' equity under U.S. GAAP	$18,349,770
Adjustments:
Fair value adjustment of Investment in real estate-related assets	(114,274)
Accrued distribution fee	88,377
Non-controlling interests in subsidiaries	(125,000)
NAV	$18,198,873

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

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to the Company’s June 30, 2022 NAV for the changes in the effective contractual interest rates or preferred return rates for the Investments, respectively:

Sensitivity Analysis	Range of NAV (Class A & I)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$23.06	$23.18	$23.25	$23.04	$23.17	$23.23
Estimated Market Interest Rate - Delshah Loan(a)	9.71%	9.25%	9.25%	9.71%	9.25%	9.25%
Estimated Market Interest Rate - Delshah Preferred Equity Interest(a)	11.97%	11.40%	10.83%	11.97%	11.40%	10.83%

(a)	Limited by the loans prepayment provisions, where applicable.

Liquidity and Capital Resources

The Company is dependent upon the net proceeds from the Offering to conduct its principal operations. The Company will obtain the capital required to originate mortgage loans and conduct its operations from the proceeds of any future offerings, from secured or unsecured financings from banks and other lenders and from any undistributed funds from its operations.

The Company raised substantially less than the maximum offering amount in the Offering. Because the Company raised substantially less than the maximum offering amount, the Company made fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company has certain fixed operating expenses, including certain expenses as a REIT and as a public company, regardless of whether it was able to raise substantial funds in the Offering. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of June 30, 2022, the Company has raised net proceeds, inclusive of distribution fees paid, of $17,944,984 in the Offering and have only made two investments. The Offering expired pursuant to its terms on May 2, 2021.

As of June 30, 2022, the Company has no outstanding borrowings and no commitments from any lender to provide it with financing. The Company’s charter limits the Company from incurring debt if the Company’s borrowings exceed 300% of the cost of the Company’s net assets, which is estimated to approximate 75% of the cost of its tangible assets (before deducting depreciation or other non-cash reserves), though the Company may exceed this limit under certain circumstances.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Six months ended June 30, 2022
Cash flows from operating activities	$691,705
Cash flows from investing activities	770,417
Cash flows from financing activities	(997,148)
Increase in cash and cash equivalents	$464,974

Operating Activities

During the six months ended June 30, 2022, net cash provided by operating activities was $691,705, compared to net cash used in operating activities of $1,901,803 during the six months ended June 30, 2021. The change was primarily due to  an increase in income from producing investments  of $2,593,508.

Investing Activities

During the six months ended June 30, 2022, net cash provided by investing activities was $770,417, compared to net cash used in activities of $264,737 during the six months ended June 30, 2021. The change was due to the increase in proceeds from sale of commercial mortgage loans, held for investment and repurchases of loan participation interest sold.

Financing Activities

During the six months ended June 30, 2022, net cash used in financing activities was $997,148, compared to $563,454 during the six months ended June 30, 2021. The change was primarily due to the expiration of the Offering, the increase in distributions made and payments from redemptions of common stock.

Distributions

The Company’s board of directors authorized, and the Company declared, for a period covering January 1, 2022 through June 30, 2022, distributions of $0.004602739 per day (or approximately $1.68 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

The Company’s ability to generate working capital is dependent on its ability to make investments that generate cash flow. In general, the Company policy is to pay distributions from cash flow from operations, but should operations not be sufficient to fund cash distributions, the Company had entered into a distribution support agreement with CFI to purchase up to $5 million in Class I shares from the Company (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement), to provide additional cash support for distributions (the “Distribution Support Agreement”). However, if the Company has not generated sufficient cash flow from its operations and other sources, such as from the Distribution Support Agreement, or the Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, the Company could use the proceeds from the Offering for such purposes. The Distribution Support Agreement terminated at the expiration of the offering. Other than the shares purchased to satisfy the Minimum Offering Requirement, as of June 30, 2022, CFI has not purchased any Class I shares pursuant to the Distribution Support Agreement.

The following tables summarize our distributions declared during the three and six months ended June 30, 2022 and June 30, 2021:

	Three months ended June 30, 2022		Six months ended June 30, 2022
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$324,603	76%	$533,417	84%
Payable	104,604	24%	104,604	16%
Reinvested in shares	—	0%	—	0%
Total distributions	$429,207	100%	$638,021	100%

Sources of Distributions:	Amount	Percent	Amount	Percent
Operating cash flows	$429,207	100%	$638,021	100%
Offering proceeds pursuant to Distribution Support Agreement	—	0%	—	0%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$429,207	100%	$638,021	100%

	Three months ended June 30, 2021		Six months ended June 30, 2021
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$311,523	71%	$486,554	75%
Payable	107,668	25%	107,668	17%
Reinvested in shares	17,855	4%	53,530	8%
Total distributions	$437,046	100%	$647,752	100%

Sources of Distributions:
Operating cash flows	$—	0%	—	0%
Offering proceeds pursuant to Distribution Support Agreement	—	0%	—	0%
Offering proceeds	437,046	100%	647,752	100%
Total sources of distributions	$437,046	100%	$647,752	100%

During the three and six months ended June 30, 2022, the Company declared $429,207 and $638,021 of distributions to its shareholders, respectively, $104,604 of which was unpaid at June 30, 2022, compared to the Company’s total aggregate MFFO of $275,129 and $651,984, respectively, and the Company’s total aggregate net income of $275,129 and $651,984, respectively for such periods.

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

Critical Accounting Policies

The preparation of the financial statements in accordance with U.S. GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments. These judgments will affect the Company’s reported amounts of assets and liabilities and the Company’s disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in the Company’s consolidated financial statements. The Company considers its accounting policies over accounting for investments, revenue recognition, credit losses and impairment on investments, and income taxes to be critical accounting policies. See Note 2 – Summary of Significant Accounting Policies to the Company’s unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further descriptions of such accounting policies.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditure, or capital resources.

Contractual Obligations

As of June 30, 2022, the Company does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Subsequent Events

Distributions

On August 10, 2022, the board of directors authorized, and the Company declared, distributions for the period from August 15, 2022 to November 14, 2022, in an amount equal to $0.004602739 per day per share (or approximately $1.68 on an annual basis). Distributions will be payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure will be interest rate risk with respect to its indebtedness, credit risk and market risk with respect to use of derivative financial instruments for hedging purposes and foreign currency risk relating to investments made outside of the United States. As of June 30, 2022, the Company had no borrowings and has not used any derivative financial instruments.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2022, the Company was not involved in any material legal proceedings.

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

If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments, we may have to reduce our distribution rate, our net asset value may be negatively impacted and your overall return may be reduced. As of June 30, 2022, we have declared distributions of $3,625,815, of which 38% were paid using proceeds from the Offering.

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

The Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become our obligations. Without these provisions in the Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of ours, which, in turn, would likely have a negative effect on our NAV per share. The Advisory Agreement provides that the Advisor will not invoice us for any reimbursement if the impact of such would result in the incurrence of an obligation in an amount that would result in our NAV per share for any class of shares to be less than $25.00. We may, however, incur and record an obligation to reimburse the Advisor, even if it would result in our NAV per share for any class of shares for such quarter to be less than $25.00, if our board of directors determines that the reasons for the decrease of our NAV per share below $25.00 were unrelated to our obligation to reimburse the Advisor for operating expenses. The Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% limitation described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions – Fees and Expenses – Other Operating Expenses” below. The incurrence of previously unbilled operating expenses will likely have a negative effect on our NAV per share. As of June 30, 2022, the Advisor has incurred $5,931,199 of Unreimbursed Operating Expenses, including $5,822,714 of Unreimbursed Operating Expenses that have not been invoiced to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2022, the Company did not complete any sales of unregistered securities.

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

The net proceeds received from the Offering, after deducting the total expenses incurred as described above, and organization and offering reimbursement payments of $114,947 were $18,365,195. For the period from the commencement of the Offering through June 30, 2022, the Company used proceeds of $16,970,417 to originate commercial mortgage loans, held for an investment and purchase interests in real estate-related assets.

Amended and Restated Share Repurchase Program

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

The table below summarizes the repurchase activity for the three months ended June 30, 2022:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs(1)
April 30, 2022	—	—	—	15,943
May 31, 2022	9,267	22.82	9,267	6,563
June 30, 2022	—	—	—	15,885
Total	9,267	$22.82	9,267	38,391

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

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

The following materials from Rodin Income Trust, Inc.’s Quarterly Report on Form 10-Q for the six months ended June 30, 2022 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Dated: August 11, 2022