Form 10-Q
period 2022-09-30
RODIN INCOME TRUST, INC.
filed 2022-11-14
CIK 1664780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, the registrant had 408,487 Class A shares, 175,771 Class I shares, and 200,441 Class T shares of $0.01 par value common stock outstanding.

RODIN INCOME TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RODIN INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$2,515,341	$2,061,470
Commercial mortgage loans, held for investment	8,100,000	16,889,417
Investment in real estate-related assets	8,100,000	8,100,000
Accrued interest receivable	42,997	132,613
Accrued preferred return receivable	45,000	47,250
Due from related party	39,963	39,963
Prepaid expenses and other assets	9,708	25,000
Total assets	$18,853,009	$27,295,713
Liabilities and Equity
Liabilities
Loan participations sold	$—	$8,019,000
Due to related party	208,121	282,896
Accounts payable and accrued expenses	200,545	186,480
Distributions payable	108,295	109,960
Accrued interest payable	—	71,757
Total liabilities	516,961	8,670,093
Commitments and contingencies (Note 9)
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at each September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, 408,487 and 411,979 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	4,085	4,120
Class T common stock, $0.01 par value per share, 200,000,000 shares authorized, 200,441 and 209,708 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2,004	2,097
Class I common stock, $0.01 par value per share, 50,000,000 shares authorized, 175,771 and 175,771 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,757	1,757
Additional paid-in capital	17,901,414	18,193,305
Retained earnings and cumulative distributions	340,913	327,216
Total controlling interest	18,250,173	18,528,495
Non-controlling interests in subsidiaries	85,875	97,125
Total stockholders' equity	18,336,048	18,625,620
Total liabilities and stockholders' equity	$18,853,009	$27,295,713

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Revenues:
Interest income	$191,783	$448,029	$921,925	$1,318,422
Less: Interest income related to loan participations sold	—	(186,486)	(295,134)	(550,907)
Total interest income, net	191,783	261,543	626,791	767,515
Preferred return income	207,000	207,000	614,250	614,250
Total revenues	398,783	468,543	1,241,041	1,381,765
Operating expenses:
General and administrative expenses	23,358	25,476	101,849	76,203
Management fees	55,023	56,049	166,806	161,279
Total operating expenses	78,381	81,525	268,655	237,482
Net income (loss)	$320,402	$387,018	$972,386	$1,144,283
Weighted average shares outstanding	784,973	805,720	791,165	806,458
Net income (loss) per common share - basic and diluted	$0.41	$0.48	$1.23	$1.42

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Controlling Interest
								Retained
	Common Stock						Additional	Earnings and	Non-	Total
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2021	416,559	$4,166	210,033	$2,100	175,241	$1,752	$18,296,613	$99,823	$112,125	$18,516,579
Common stock	2,908	29	636	7	—	—	84,964	—	—	85,000
Common stock repurchased	(2,758)	(28)	—	—	—	—	(61,745)	—	—	(61,773)
Distribution reinvestment	1,437	14	533	5	392	4	54,146	—	—	54,169
Offering costs, commissions and fees	—	—	—	—	—	—	(14,175)	—	—	(14,175)
Net income (loss)	—	—	—	—	—	—	—	375,809	—	375,809
Distributions declared	—	—	—	—	—	—	—	(321,330)	(3,750)	(325,080)
Balance as of March 31, 2021	418,146	$4,181	211,202	$2,112	175,633	$1,756	$18,359,803	$154,302	$108,375	$18,630,529
Common stock	3,252	33	—	—	—	—	78,967	—	—	79,000
Common stock repurchased	(2,300)	(23)	—	—	—	—	(51,089)	—	—	(51,112)
Distribution reinvestment	444	4	192	2	138	2	17,848	—	—	17,856
Offering costs, commissions and fees	—	—	—	—	—	—	(4,407)	—	—	(4,407)
Net income (loss)	—	—	—	—	—	—	—	381,456	—	381,456
Distributions declared	—	—	—	—	—	—	—	(326,422)	(3,750)	(330,172)
Balance as of June 30, 2021	419,542	$4,195	211,394	$2,114	175,771	$1,758	$18,401,122	$209,336	$104,625	$18,723,150
Common stock	—	—	—	—	—	—	—	—	—	—
Common stock repurchased	(3,429)	(34)	—	—	—	—	(78,746)	—	—	(78,780)
Distribution reinvestment	—	—	—	—	—	—	—	—	—	—
Offering costs, commissions and fees	—	—	—	—	—	—	789	—	—	789
Net income (loss)	—	—	—	—	—	—	—	387,018	—	387,018
Distributions declared	—	—	—	—	—	—	—	(328,877)	(3,750)	(332,627)
Balance as of September 30, 2021	416,113	$4,161	211,394	$2,114	175,771	$1,758	$18,323,165	$267,477	$100,875	$18,699,550

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Controlling Interest
								Retained
	Common Stock						Additional	Earnings and	Non-	Total
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2022	411,979	$4,120	209,708	$2,097	175,771	$1,757	$18,193,305	$327,216	$97,125	$18,625,620
Common stock	—	—	—	—	—	—	—	—	—	—
Common stock repurchased	(3,065)	(31)	—	—	—	—	(70,931)	—	—	(70,962)
Distribution reinvestment	—	—	—	—	—	—	—	—	—	—
Offering costs, commissions and fees	—	—	—	—	—	—	(8,291)	—	—	(8,291)
Net income (loss)	—	—	—	—	—	—	—	376,855	—	376,855
Distributions declared	—	—	—	—	—	—	—	(318,627)	(3,750)	(322,377)
Balance as of March 31, 2022	408,914	$4,089	209,708	$2,097	175,771	$1,757	$18,114,083	$385,444	$93,375	$18,600,845
Common stock	—	—	—	—	—	—	—	—	—	—
Common stock repurchased	—	—	(9,267)	(93)	—	—	(211,427)	—	—	(211,520)
Distribution reinvestment	—	—	—	—	—	—	—	—	—	—
Offering costs, commissions and fees	—	—	—	—	—	—	8,461	—	—	8,461
Net income (loss)	—	—	—	—	—	—	—	275,129	—	275,129
Distributions declared	—	—	—	—	—	—	—	(319,395)	(3,750)	(323,145)
Balance as of June 30, 2022	408,914	$4,089	200,441	$2,004	175,771	$1,757	$17,911,117	$341,178	$89,625	$18,349,770
Common stock	—	—	—	—	—	—	—	—	—	—
Common stock repurchased	(427)	(4)	—	—	—	—	(9,703)	—	—	(9,707)
Distribution reinvestment	—	—	—	—	—	—	—	—	—	—
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	320,402	—	320,402
Distributions declared	—	—	—	—	—	—	—	(320,667)	(3,750)	(324,417)
Balance as of September 30, 2022	408,487	$4,085	200,441	$2,004	175,771	$1,757	$17,901,414	$340,913	$85,875	$18,336,048

See accompanying notes to consolidated financial statements

RODIN INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$972,386	$1,144,283
Changes in assets and liabilities:
Decrease/(increase) in prepaid expenses and other assets	15,292	(25,000)
Decrease in accrued interest receivable	89,616	57,192
Decrease/(increase) in accrued preferred return receivable	2,250	(45,000)
Decrease in accounts receivable	—	1,800,000
(Decrease)/increase in accrued interest payable	(71,757)	2,969
Increase in accounts payable and accrued expenses	14,065	39,998
(Decrease) in due to related party	(517)	(4,347,112)
Net cash provided by/(used in) operating activities	1,021,335	(1,372,670)
Cash flows from investing activities:
Repurchases of loan participation interest	(8,019,000)	—
Proceeds from sale/(fundings) of commercial mortgage loans, held for investment	8,789,417	(264,737)
Cash provided by/(used in) investing activities	770,417	(264,737)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	51,424
Payments related to organization and offering costs	(74,088)	—
Distributions	(964,104)	(907,734)
Payments from redemptions of common stock	(292,189)	(181,568)
Preferred stock dividends from RIT REIT Sub I	(7,500)	(7,500)
Net cash used in financing activities	(1,337,881)	(1,045,378)
Net increase/(decrease) in cash and cash equivalents	453,871	(2,682,785)
Cash and cash equivalents, at beginning of period	$2,061,470	$4,804,926
Cash and cash equivalents, at end of period	$2,515,341	$2,122,141
Non-cash financing activities:
Distribution reinvestment	$—	$72,025
Distributions payable	$(1,665)	$620

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

On January 22, 2016, the Company was capitalized with a $200,001 investment by its sponsor, Cantor Fitzgerald Investors, LLC (“CFI”), through the purchase of 8,180 Class A shares of common stock. In addition, an indirect wholly owned subsidiary of CFI, Rodin Income Trust OP Holdings, LLC (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units, which is recorded as a non-controlling interest on the consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively. The Company has registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). On June 28, 2018, the Company satisfied the minimum offering requirement for the Offering (the “Minimum Offering Requirement”) as a result of CFI’s purchase of $2.0 million in Class I shares at $25.00 per share. On April 20, 2020, the Company’s board of directors authorized the extension of the term of the Offering until May 2, 2021, upon which date the Offering expired, pursuant to its terms. The Company ceased accepting subscription agreements dated after April 28, 2021, to allow for the orderly close of the Offering prior to its expiration on May 2, 2021. The Company’s board of directors determined to terminate the DRP effective on the distribution date of May 5, 2021. Accordingly, all distributions payable on or after May 5, 2021, have been paid in cash.

Following the expiration of the Offering, the Company has continued to actively manage its portfolio. On September 16, 2022, the board of directors of the Company approved the assignment of substantially all of the Company’s assets ("Asset Assignment"), consisting of a mezzanine loan and a preferred equity interest, to an affiliate of CFI. In connection with the approval of the Asset Assignment, the Company’s board of directors also unanimously approved the Company’s plan of liquidation and dissolution, which together with the Asset Assignment are subject to stockholder approval. The Company is working to complete the Asset Assignment as soon as practicable and currently expects that the Asset Assignment will be completed promptly if the Company receives stockholder approval. In connection with the approval of the Asset Assignment and plan of liquidation, on September 16, 2022, the board of directors unanimously approved suspension of the Company’s share repurchase program until further notice. Pursuant to the terms of the share repurchase program, the suspension for the share repurchase program went into effect on September 30, 2022.

The Company currently has two investments: (i) a $8.1 million fixed rate mezzanine loan (“Delshah Loan”) originated to Brooklyn Portfolio Mezz LLC (“Mezzanine Borrower) for the acquisition of a 28-property multifamily portfolio by Delshah Capital Limited and (ii) a $8.1 million preferred equity interest in DS Brooklyn Portfolio Owner LLC, a single purpose limited liability company of which the Mezzanine Borrower owns 100% of the membership interests (“Delshah Preferred Equity Interest”).

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

The Company evaluates all of its investments to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of September 30, 2022 and December 31, 2021, the Company concluded that it did not have any investments in VIEs.

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

Commercial Mortgage Loans, Held for Investment

Commercial mortgage loans are generally intended to be held for investment and, accordingly, are carried at cost, net of unamortized loan fees, premiums, discounts and unfunded commitments. Commercial mortgage loans, held for investment that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate. Commercial mortgage loans where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value. As of December 31, 2021, the Company originated and held two mezzanine loans and classified them as held for investment. As of September 30, 2022, the Company held one mezzanine loan classified as held for investment

Mezzanine Loans

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

Loan Participations Sold

The Company has partially financed its Commercial mortgage loans, held for investment, through the sale of participating mezzanine loan interests to CFI. To the extent that U.S. GAAP does not recognize a sale resulting from the loan participation interests sold, the Company does not derecognize the participation in the loan that it sold. Instead, the Company recognizes a loan participation sold liability in an amount equal to the principal of the loan participation sold. The Company continues to recognize interest income on the entire loan, including the interest attributable to the Loan participations sold. During May and June 2022, the Company has repurchased all the mezzanine loan interests from CFI (see Note 4 – Loan Participations Sold for further information).

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

Income recognition is suspended for a preferred equity investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired preferred equity investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired preferred equity investment is not in doubt, contractual preferred return income is recorded as preferred return income when received, under the cash basis method until an accrual is resumed when the preferred return investment becomes contractually current and performance is demonstrated to be resumed. A preferred return investment is written off when it is no longer realizable and/or legally discharged. No impairment losses were recorded during the nine months ended September 30, 2022 after the Company assessed the recoverability of its assets. As of September 30, 2022, no impairment losses have been identified.

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

Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of September 30, 2022, and December 31, 2021, no impairment has been identified for loans that are held for investment. There are no loans that have been classified as past due or in non-accrual status as of September 30, 2022 and December 31, 2021.

Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk include Cash and cash equivalents. At times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates this risk by investing its cash with high-credit quality financial institutions.

Concentration of Credit Risk

The following table presents the geography and property type of collateral underlying the Company’s Commercial mortgage loans, held for investment as a percentage of the loan’s carrying value as of September 30, 2022 and December 31, 2021:

Geography	Collateral Property Type	Percentage
New York	Multifamily	100%

Due from Related Party

Due from related party includes amounts due from the Advisor for prior payments made by the Company relating to blue sky registration fees. As of both September 30, 2022 and December 31, 2021, the balance of Due from related party was $39,963 .

Due to Related Party

Due to related party is comprised of amounts contractually owed by the Company for various services provided to the Company from a related party, which at September 30, 2022 and December 31, 2021 was $208,121 and $282,896, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses is comprised of amounts owed by the Company for compensation to the Company’s independent board of directors relating to pro-rated annual compensation as well as attendance at meetings of the board of directors. As of September 30, 2022 and December 31, 2021, accounts payable and accrued expenses was $200,545 and $186,480, respectively.

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

As of September 30, 2022 and December 31, 2021, the Advisor has incurred $6,031,627 and $6,040,637 respectively, of O&O Costs on behalf of the Company. The Company’s obligation is $0, pursuant to the 1% Cap, less any reimbursement payments made by the Company to the Advisor for O&O costs incurred, which at September 30, 2022 and December 31, 2021 was $0 and $32,696, respectively, and is included within Due to related party in the accompanying consolidated balance sheets. As of September 30, 2022, organizational costs of $449 since inception had been recorded in General and administrative expenses in prior periods. As of September 30, 2022 and December 31, 2021, offering costs of $187,117 and $187,826, respectively, were charged to stockholders’ equity. As of September 30, 2022 and December 31, 2021, the Company has made reimbursement payments of $187,565 and $155,579, respectively, to the Advisor for O&O Costs incurred.

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

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of September 30, 2022 and December 31, 2021, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the three months and nine months ended September 30, 2022, basic and diluted net income per common share was $0.41 and $1.23, respectively. For the three months and nine months ended September 30, 2021, basic and diluted net income per common share was $0.48 and $1.42, respectively.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination (“PCD assets”), the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to clarify that operating lease receivables accounted for under ASC 842, Leases, are not in the scope of the new credit losses guidance, and, instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU makes changes to the guidance introduced or amended by ASU No. 2016-13 to clarify the scope of the credit losses standard and address guidance related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other issues. In addition, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU allow entities, upon adoption of ASU No. 2016-13, to irrevocably elect the fair value option for financial instruments that were previously carried at amortized cost and are eligible for the fair value option under ASC 825-10, Financial Instruments: Overall. In November 2019, the FASB issued ASU No. 2019-10, Financial instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates. Pursuant to this ASU, the effective date of the new credit losses standard was deferred, and the new credit impairment guidance will become effective for the Company on January 1, 2023 under a modified retrospective approach, and early adoption is permitted. In addition, in November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in this ASU require entities to include certain expected recoveries of the amortized cost basis previously written off, or expected to be written off, in the allowance for credit losses for PCD assets; provide transition relief related to troubled debt restructurings; allow entities to exclude accrued interest amounts from certain required disclosures; and clarify the requirements for applying the collateral maintenance practical expedient. The amendments in ASUs No. 2018-19, 2019-04, 2019-05, 2019-10 and 2019-11 are required to be adopted concurrently with the guidance in ASU No. 2016-13. The Company plans to adopt the standards on January 1, 2023. Management is continuing to implement the new credit losses guidance, including development of the credit loss estimation methodology and the assessment of the impact of the new guidance on the Company’s unaudited consolidated financial statements. Given the objective of the new standard, it is generally expected allowances for credit losses for the financial instruments within its scope would increase, however, the amount of any change will be dependent on the composition and quality of the Company’s portfolios at the adoption date as well as economic conditions and forecasts at that time.

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

During the three months ended September 30, 2022 and September 30, 2021, the Company earned Interest income, net of $191,783 and $1,884, respectively, on the Delshah Loan, consisting of $191,783 and $188,370, respectively, of total Interest less $0 and $186,486, respectively, of Interest income related to Loan participations sold.

During the nine months ended September 30, 2022 and September 30, 2021, the Company earned Interest income, net of $267,246 and $5,565, respectively, on the Delshah Loan, consisting of $562,380 and $556,472, respectively, of total Interest less $295,134 and $550,907, respectively, of Interest income related to Loan participations sold.

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

The remaining $8.1 million balance of the Delshah Loan remained outstanding as a mezzanine loan on the same terms as those in effect prior to the conversion. Following the conversion, CFI had 99% interest in the Delshah Loan and the Company had 1% interest in the Delshah Loan and 100% of the Delshah Preferred Equity Interest. During the nine months ended September 30, 2022, the Company repurchased 99% Interest of the Delshah Loan from CFI in the amount of $8.0 million, increasing the Company’s total interest in the Delshah Loan to 100%.

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

During the three months ended September 30, 2022 and September 30, 2021, the Company earned Interest income, of $0 and $259,659 respectively, on the East 12th Street Loan.

During the nine months ended September 30, 2022 and September 30, 2021, the Company earned Interest income of $359,545 and $761,950, respectively, on the East 12th Street Loan.

The following table summarizes the activity on the loans at September 30, 2022:

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

During the three months ended September 30, 2022 and September 30, 2021, the Company earned Total interest income, net of $191,783 and $261,543, respectively, which was comprised of total Interest income of $191,783 and $448,029, respectively, less Interest income related to loan participations sold of $0 and $186,486, respectively.

During the nine months ended September 30, 2022 and September 30, 2021, the Company earned Total interest income, net of $626,791 and $767,515, respectively, which was comprised of Interest income of $921,925 and $1,318,422, respectively, less Interest income related to loan participations sold of $295,134 and $550,907, respectively.

Note 4 – Loan Participations Sold

Delshah Loan Participation Agreement

In connection with the origination of the Delshah Loan, RIT Lending entered into the Delshah Loan Participation Agreement with CFI. The Company originated, through RIT Lending, the Delshah Loan with (i) cash from the Offering equivalent to a 5% participation interest in the amount of $900,000 in the Delshah Loan and (ii) proceeds from the sale to CFI of a 95% participation interest in the amount of $17,100,000 in the Delshah Loan. The Company intended, but was not obligated, to repurchase the remaining 95% of the participation interest in the Delshah Loan from CFI at a purchase price equivalent to the amount paid for the participation interest by CFI. The Delshah Loan Participation Agreement provided that participation certificates sold to CFI represent an undivided beneficial ownership interest in the Delshah Loan. The Delshah Loan Participation Agreement also specified the parties’ respective rights with respect to the Delshah Loan. The transactions with CFI were approved by the Company’s board of directors, including by the majority of its independent directors.

As of December 31, 2020, the Company had repurchased participation interests in the Delshah Loan from CFI totaling $9,081,000. On December 31, 2020, an affiliate of Delshah paid down the original balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the Delshah Loan) converted from the mezzanine loan to the Delshah Preferred Equity Interest in DS Brooklyn Portfolio Holdings LLC, the sole owner of the Delshah Borrower, to be held by RIT Lending. As a result, as of December 31, 2021, the Company’s total interest was $81,000, which represented 1% ownership interest in the Delshah Loan. During the nine months ended September 30, 2022, the Company repurchased an amount of $8,019,000 representing the 99% of the participation interests in the Delshah Loan held by CFI. As a result, as of September 30, 2022, the Company’s interest in the Delshah Loan was $8,100,000, which represented 100% ownership interest.

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

During the three months ended September 30, 2022 and September 30, 2021, the Company earned Preferred return income of $207,000 on the Delshah Preferred Equity Interest.

During the nine months ended September 30, 2022 and September 30, 2021, the Company earned Preferred return income of $614,250.

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

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of September 30, 2022, the Company’s total number of authorized shares of common stock was 410,000,000 consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 50,000,000 of Class I authorized common shares. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but had different upfront selling commissions and dealer manager fees and the Class T shares had an ongoing distribution fee.

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

Distributions

The Company’s board of directors authorized, and the Company declared, for a period covering January 1, 2022 through September 30, 2022, distributions of $0.004602739 per day (or approximately $1.68 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

As of September 30, 2022 and December 31, 2021, the Company has declared common share distributions of $3,946,481 and $2,987,794, respectively, of which $104,545 and $109,960, respectively, was unpaid as of the respective reporting dates and has been recorded as a component of Distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of September 30, 2022 were paid during October 2022.

In connection with the board’s approval of the Asset Assignment and the plan of liquidation, the Company will cease paying regular monthly distributions after the payment of the previously announced distributions and the Company also will cease paying on-going distribution fees payable with respect to shares of Class T common stock. On August 10, 2022, the board of directors authorized, and the Company declared, distributions for the period from August 15, 2022 to November 14, 2022, in an amount equal to $0.004602739 per day per share (or approximately $1.68 on an annual basis).

Redemptions

Stockholders may be eligible to have their shares repurchased by the Company pursuant to the Amended and Restated Share Repurchase Program. The Company may repurchase shares at a price equal to, or at a discount from, Net Asset Value (“NAV”) per share of the share class being repurchased subject to certain holding period requirements which effect the repurchase price as a percentage of NAV.

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

During the three months and nine months ended September 30, 2022, the Company repurchased 427 and 12,759 shares, respectively, in the amount of $9,707 and $292,189, respectively. During the three months and nine months ended September 30, 2021, the Company repurchased 3,429 and 8,487 shares, respectively, in the amount of $78,780 and $191,665, respectively.

In connection with the approval of the Asset Assignment and plan of liquidation, on September 16, 2022, the Company’s board of directors unanimously approved suspension of the Company’s share repurchase program until further notice. Pursuant to the terms of the share repurchase program, the suspension for the share repurchase program went into effect on September 30, 2022

Non-controlling Interest

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor.

In January 2020, in order to comply with certain REIT qualification requirements, RIT REIT Sub I issued in a private placement 125 shares of preferred stock to accredited investors for gross offering proceeds of $125,000. Pursuant to the private placement offering, RIT REIT Sub I incurred $20,900 of offering costs, which have been included within Additional paid-in capital on the accompanying consolidated balance sheet. The shares of preferred stock entitle the holders to an annual 12% preferred return, which, as of September 30, 2022, was $40,125, $3,750 of which was payable as of September 30, 2022.

The above-mentioned Special Unit Holder interest and RIT REIT Sub I private placement offering have been recorded as components of non-controlling interest on the consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.

Note 7 – Related Party Transactions

Repurchases of Participation Interest in the Delshah Loan

During the nine months ended September 30, 2022, the Company repurchased participation interests in the Delshah Loan from CFI in the amount of $8,019,000, increasing the Company’s total interest to $8,100,000, which represents a 100% ownership interest in the Delshah Loan.

Assignment of Company's Assets

On September 16, 2022, the board of directors, unanimously approved, subject to receipt of requisite stockholder approval, the assignment of substantially all of the Company’s assets, consisting of a mezzanine loan and a preferred equity interest, to Cantor Realty Fund III, L.P. (“Cantor Realty”), an affiliate of CFI. The cash amount to be received is based on the most recently determined net asset value of the Delshah Loan and the Delshah Preferred Equity Interest as of June 30, 2022 as determined by Robert A. Stanger & Co., Inc., the Company’s independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus for the initial public offering. In connection with the approval of the Asset Assignment, the Company’s board of directors also unanimously approved the Company’s plan of liquidation and dissolution, which is also subject to stockholder approval.

Fees and Expenses

The Company and the Advisor entered into an amended and restated advisory agreement, dated as of September 28, 2018, as amended by amendment no. 1 to the amended and restated advisory agreement (the “Advisory Agreement”), dated and effective as of September 28, 2019. The amendment to the Advisory Agreement (i) amends the monthly asset management fee from one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month, to one-twelfth of 1.20% of the Company’s most recently disclosed NAV and (ii) renews the term of the Advisory Agreement for an additional one-year term commencing on September 28, 2019. On each of September 28, 2020, 2021 and 2022, the Advisory Agreement was renewed for an additional one-year term. Pursuant to the Advisory Agreement, and subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying, originating, acquiring, and managing investments on behalf of the Company. For providing such services, the Advisor receives fees and reimbursements from the Company. The following summarizes these fees and reimbursements.

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

The Advisor has agreed to pay for all O&O Costs on the Company’s behalf through the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company will be obligated to reimburse the Advisor subject to the 1% Cap. The Company began reimbursing the Advisor for such costs ratably over the 36 months following the Escrow Break Anniversary; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs to be paid to the Advisor to exceed the 1% Cap as of such reimbursement date. As of September 30, 2022 and December 31, 2021, the Advisor had incurred $6,031,627 and $6,040,637, respectively, of O&O Costs on behalf of the Company. The Company’s obligation is $0, pursuant to the 1% Cap, less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which at September 30, 2022 and December 31, 2021 was $0 and $32,696, respectively, and is included within Due to related party in the accompanying consolidated balance sheets. At September 30, 2022, organizational costs of $449 since inception had been recorded in General and administrative expenses in prior periods. As of September 30, 2022and December 31, 2021, offering costs of $187,117 and $187,826, respectively, were charged to stockholders’ equity. As of September 30, 2022 and December 31, 2021, the Company has made reimbursement payments of $187,565 and $155,579, respectively, to the Advisor for O&O Costs incurred. As of September 30, 2022, the Advisor has continued to pay all O&O Costs on behalf of the Company through the expiration of the Offering. As of April 30, 2022, the Company completed its obligation to reimburse the Advisor for payments of the O&O Cost up to the 1% Cap.

Acquisition Expenses. The Company does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of September 30, 2022 or December 31, 2021.

Origination Fees. The Company will pay the Advisor up to 1.0% of the amount funded by the Company to originate commercial real estate-related loans, but only if and to the extent there is a corresponding fee paid by the borrower to the Company. During the three months ended September 30, 2022 and September 30, 2021, no origination fees were paid or incurred.

Asset Management Fees. Asset management fees are due to the Advisor. Asset management fees payable to the Advisor consist of monthly fees equal to one-twelfth of 1.20% of the Company’s most recently disclosed NAV.

For the three and nine months ended September 30, 2022, the Company incurred asset management fees of $55,023 and $166,806, respectively. The asset management fee related to the month of September 30, 2022 of $18,199 is unpaid as of September 30, 2022, and has been included within Due to related party on the consolidated balance sheet. For the three and nine months ended September 30, 2021, the Company incurred asset management fees of $56,049 and $161,279, respectively. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

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

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning on October 1, 2019, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2019, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior periods in excess of the limitation to be remitted back to the Company. As of September 30, 2022 and December 31, 2021, the Company has accrued but not reimbursed any of the $108,485 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

During the three and nine months ended September 30, 2022 and September 30, 2021, the Company did not incur any operating expenses reimbursable to the Advisor, in accordance with the terms of the Advisory Agreement.

Reimbursable operating expenses include personnel and related employment costs incurred by the Advisor or its affiliates in performing the services described in the Advisory Agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At September 30, 2022, any unpaid reimbursable operating expenses are included within Due to related party on the accompanying consolidated balance sheet.

As of September 30, 2022, the total amount of Unreimbursed Operating Expenses was $6,227,613. The amount of operating expenses incurred by the Advisor during the nine months ended September 30, 2022 which were not invoiced to the Company amounted to $822,207.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of September 30, 2022 and December 31, 2021, no disposition fees have been incurred by the Company.

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

As of September 30, 2022, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in this paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from the Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of both September 30, 2022 and December 31, 2021, CFI has paid Sponsor Support totaling $594,941, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances. The following summarizes fees payable to the Dealer Manager:

Selling Commissions. Selling commissions payable to the Dealer Manager consist of (i) up to 1.0% of gross offering proceeds paid by CFI for Class A shares and Class T shares and (ii) up to 5.0% and 2.0% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the Primary Offering. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions are payable with respect to Class I shares. As of both September 30, 2022 and December 31, 2021, the Company has incurred $417,402 of selling commissions to date, which is included within Additional paid-in capital on the consolidated balance sheets. As of both September 30, 2022 and December 31, 2021, $118,492 of Sponsor Support to selling commission has been recorded and $118,492 has been reimbursed by CFI. No Sponsor Support payment was due at September 30, 2022, as Sponsor Support ended with the termination of the Primary Offering.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the Primary Offering, all of which were paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. As of both September 30, 2022 and December 31, 2021, the Company has recorded $476,450 of dealer manager fees, which is included within Additional paid-in capital on the consolidated balance sheets. As of both September 30, 2022 and December 31, 2021, all of the Sponsor Support related to dealer manager fees has been recorded and $476,450 has been reimbursed by CFI. No Sponsor Support payment was due at September 30, 2022, as Sponsor Support ended with the termination of the Primary Offering.

Distribution Fees. Distribution fees are payable to the Dealer Manager, subject to the terms set forth in the dealer manager agreement between the Company and the Dealer Manager. Distribution fees are paid with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee is payable monthly in arrears and is paid on a continuous basis from year to year. During the three months ended September 30, 2022 and September 30, 2021, the Company paid distribution fees of $10,299 and $11,965, respectively. During the nine months ended September 30, 2022 and September 30, 2021, the Company paid distribution fees of $33,102 and $35,767, respectively. As of September 30, 2022 and December 31, 2021, the Company has incurred a liability of $81,437 and $122,999, respectively, which is included within Due to related party on the consolidated balance sheets, $3,358 and $4,015, respectively, of which was payable as of September 30, 2022 and December 31, 2021 and paid during October 2022 and January 2022, respectively.

The Company did not pay any distribution fees on shares sold pursuant to the Company’s DRP. In connection with the Board’s approval of the Asset Assignment and the plan of liquidation, the Company ceased paying regular monthly distributions after the payment of the previously announced distributions and has also ceased paying on-going distribution fees payable with respect to shares of Class T common stock

The following table summarizes the above mentioned fees and expenses incurred by the Company as of September 30, 2022:

		Due to related party as of	For the nine months ended September 30,		Due to related party as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2021	Incurred	Paid	September 30, 2022

Management Fees
Asset management fees	Management fees	$18,716	$166,806	$167,323	$18,199
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	108,485	—	—	108,485
Organization expenses(2)	General and administrative expenses	55	—	55	—
Offering costs(2)(3)	Additional paid-in capital	32,641	(710)	31,931	—
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	—	—	—
Distribution fees(3)	Additional paid-in capital	122,999	(8,460)	33,102	81,437
Total		$282,896	$157,636	$232,411	$208,121

Note: (1) As of September 30, 2022, the Advisor has incurred, on behalf of the Company, a total of $6,227,613 in Unreimbursed Operating Expenses, including a total of $822,207 during the nine months ended September 30, 2022 for which the Advisor has not invoiced the Company for reimbursement.

(2) As of September 30, 2022, the Advisor has incurred, on behalf of the Company, a total of $6,031,627 of O&O Costs, of which the Company’s obligation is $0, pursuant to the 1% Cap.

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

As of September 30, 2022, CFI has invested $2,200,001 in the Company through the purchase of 88,180 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 80,000 Class I shares for an aggregate purchase price of $2,000,000).

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI has paid a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by the Company or by the Advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.5% cumulative, non-compounded annual pre-tax return on such invested capital. As of September 30, 2022, CFI has paid Sponsor Support totaling $594,941.

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

Note 9 – Commitments and Contingencies

As of September 30, 2022 and December 31, 2021, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Commercial mortgage loans, held for investment and Loan participations sold — The fair value is estimated by discounting the expected cash flows based on the market interest rates for similar loans to the Company’s Commercial mortgage loans, held for investment and Loan participations sold. The Company determined that the market interest rates as of September 30, 2022 for the Delshah Loan was greater than its contractual interest rates. As of September 30, 2022 and December 31, 2021, the estimated fair value of the Company’s Commercial mortgage loans, held for investment was $8,100,000 and $16,889,417 respectively. As of September 30, 2022, the Company had repurchased all of Loan participations sold. As of December 31, 2021, the estimated fair value of the Company’s Loan participations sold was $8,019,000. The Company has not elected the fair value option to account for its Commercial mortgage loans, held for investment or Loan participations sold.

Investment in real estate-related assets - The fair value is estimated by discounting the expected cash flows outflows based on the market preferred return rates for similar preferred equity investments to the Company’s investment in the Delshah Preferred Equity Interest. As of September 30, 2022 and December 31, 2021, the estimated fair value of the Company’s Investment in real estate-related assets was $8,012,387 and $8,100,000, respectively. The Company has not elected the fair value option to account for its Investment in real estate-related assets.

Other financial instruments — The Company considers the carrying value of its Cash and cash equivalents to approximate its fair value because of the short period of time between its origination and its expected realization as well as its highly-liquid nature. Due to the short-term maturity of this instrument, Level 1 inputs are utilized to estimate the fair value of Cash and cash equivalents.

The following table details the principal balance, carrying value, and fair value of the Company’s financial assets and liabilities as of September 30, 2022:

			Fair Value
	Principal Balance	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$2,515,341	$2,515,341	$2,515,341	$—	$—	$2,515,341
Commercial mortgage loans, held for investment	$8,100,000	$8,100,000	$—	$—	$8,100,000	$8,100,000
Investment in real estate-related assets	$8,100,000	$8,100,000	$—	$—	$8,012,387	$8,012,387

Liabilities
Loan participations sold	$—	$—	$—	$—	$—	$—

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

Note 11 – Subsequent Events

Delshah Preferred Equity Interest Paydown

On October 24, 2022, Delshah paid down $825,000 of the Delshah Preferred Equity Interest, resulting in a remaining principal balance of $7,275,000.

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
•
the ability of the Company to obtain stockholder approvals required to consummate the Asset Assignment and the plan of liquidation; and
•
unanticipated difficulties relating to the Asset Assignment or the plan of liquidation and the potential for unforeseen expenses that will or may be incurred in connection with the assignment of the Company’s assets and continued operation.

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

The Company determined its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any organization and offering (“O&O”) expenses paid by the Advisor on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Prior to the expiration of the Offering, the board of directors adjusted the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less the portion of selling commissions and all of the dealer manager fees paid by CFI (“Sponsor Support”), up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering.

Because the Company raised substantially less than the maximum offering amount in the Offering, the Company was not able to implement its investment strategy and build a diverse portfolio of mortgage, mezzanine and preferred equity loans. In the interim, the Company continues to actively manage its small, but high-quality portfolio of investments in an effort to preserve, protect and return stockholders’ capital and to pay current income through cash distributions. On September 16, 2022, the board of directors of the Company approved the assignment of substantially all of the Company’s assets ("Asset Assignment"), consisting of a mezzanine loan and a preferred equity interest, to an affiliate of CFI. In connection with the approval of the Asset Assignment, the Company’s board of directors also unanimously approved the Company’s plan of liquidation and dissolution, which together with the Asset Assignment are subject to stockholder approval. The cash amount to be received for the Asset Assignment is based on the most recently determined net asset value of the Delshah Loan and the Delshah Preferred Equity Interest as of June 30, 2022 as determined by Robert A. Stanger & Co., Inc., the Company’s independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus for the initial public offering. The Company is working to complete the Asset Assignment as soon as practicable and currently expects that the Asset Assignment will be completed promptly following the receipt of the required stockholder approval. In connection with the approval of the Asset Assignment and plan of liquidation, on September 16, 2022, the board of directors unanimously approved suspension of the Company’s share repurchase program until further notice. Pursuant to the terms of the share repurchase program, the suspension for the share repurchase program went into effect on September 30, 2022. The Company does not expect to reimburse any incurred Sponsor Support in connection with the implementation of the Asset Assignment and the plan of liquidation. In addition, the Company does not anticipate reimbursing the Advisor for the total amount of Unreimbursed Operating Expenses in connection with implementation of the Asset Assignment and plan of liquidation.

The Company has prepared and mailed to its stockholders on or about September 20, 2022, a proxy statement seeking stockholder approvals at the Company’s annual meeting: (i) to approve the Asset Assignment, (ii) to approve the proposed plan of liquidation and distribution, (iii) to elect five directors, each to serve until the 2023 annual meeting of stockholders and until his successor is duly elected and qualifies or earlier if the Company is liquidated and dissolved prior to the expiration of their terms, (iv) to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022, and (v) to approve the adjournment of the annual meeting to a later date or dates, if necessary or appropriate to solicit additional proxies.

The Company currently has two investments: (i) a $8.1 million fixed rate mezzanine loan (“Delshah Loan”) originated to Brooklyn Portfolio Mezz LLC (“Mezzanine Borrower) for the acquisition of a 28-property multifamily portfolio by Delshah Capital Limited and (ii) a $8.1 million preferred equity interest in DS Brooklyn Portfolio Owner LLC, a single purpose limited liability company of which the Mezzanine Borrower owns 100% of the membership interests (“Delshah Preferred Equity Interest”).

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

The remaining $8.1 million balance of the Delshah Loan remained outstanding as a mezzanine loan on the same terms as those in effect prior to the conversion. Following the conversion on December 31, 2020, CFI had 99% interest in the Delshah Loan and the Company had 1% interest in the Delshah Loan and 100% of the Delshah Preferred Equity Interest. During the nine months ended September 30, 2022, the Company repurchased 99% Interest of the Delshah Loan from CFI in the amount of $8.0 million, increasing the Company’s total interest in the East 12th Street Loan to 100%.

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

On October 24, 2022, Delshah paid down $825,000 of the Delshah Preferred Equity Interest, resulting in a remaining principal balance of $7,275,000.

533 East 12th Street, New York, NY Mezzanine Loan

On November 1, 2018, the Company, through RIT Lending, originated the East 12th Street Loan to the East 12th Street Mezzanine Borrower, an affiliate of Delshah, for the acquisition of the East 12th Street Property. As of September 30, 2022 the total funded amount of $8,789,417 for the East 12thStreet Loan was repaid in full to the Company.

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

On December 31, 2020, an affiliate of Delshah paid down the original balance of the Delshah Loan by $1.8 million, resulting in a principal loan balance of $16.2 million. Concurrently with the pay down, $8.1 million (50% of the Delshah Loan) converted from the mezzanine loan to the Delshah Preferred Equity Interest in DS Brooklyn Portfolio Holdings LLC, the sole owner of the Delshah Borrower, on the terms described above, to be held by RIT Lending. As of September 30, 2022, the Company had repurchased participation interests in the Delshah Loan from CFI in the amount of $9,081,000. As of September 30, 2022 and December 31, 2021, the Company’s total interest were 8,100,000 and 81,000, respectively, which represents a 100% and a 1% ownership interest, respectively, in the Delshah Loan.

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

Results of Operations

The Company commenced its principal operations upon successfully meeting its Minimum Offering Requirement on June 28, 2018. The Company was dependent upon the proceeds from the Offering in order to conduct its investment activities and intends to make investments with the capital received from the Offering. The Offering expired pursuant to its terms on May 2, 2021.

Revenues

The Company’s revenues consist of net interest income earned on the Commercial mortgage loans, held for investment and the preferred return income accrued on its investment in Delshah Preferred Equity Interest.

Interest Income, net

For the three and nine months ended September 30, 2022 the Company earned net interest income of $191,783 and $626,791, respectively. For the three and nine months ended September 30, 2021 the Company earned net interest income of $261,543 and $767,515, respectively.

The decrease of $69,760 and $140,724, respectively, for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021 was due to the loan principal repayments in 2022.

Preferred Return Income

For the three and nine months ended September 30, 2022, the Company earned preferred return income of $207,000 and $614,250, respectively. For the three and nine months ended September 30, 2021, the Company earned preferred return income of $207,000 and $614,250, respectively.

There was no change in preferred return income earned for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021.

General and Administrative Expenses

The Company’s general and administrative expenses consist primarily of operating expense reimbursements to the Advisor, as well as compensation to the Company’s independent board of directors relating to pro-rated annual compensation as well as attendance at board of directors’ meetings.

For the three and nine months ended September 30, 2022, the Company incurred general and administrative expenses of $23,358 and $101,849, respectively. For the three and nine months ended September 30, 2021, the Company incurred general and administrative expenses of $25,476 and $76,203, respectively.

The decrease of $2,118 for the three ended September 30, 2022, as compared to the three ended September 30, 2021, was due to the decrease in the amount of legal fees and operating expenses incurred during such periods. The increase of $25,646, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was due to the increase in the amount of legal fees and operating expenses incurred during such periods. As of September 30, 2022, the Advisor has incurred, on behalf of the Company, a total of $6,227,613 in Unreimbursed Operating Expenses, including a total of $822,207 for the nine months ended September 30, 2022, for which the Advisor has not invoiced the Company for reimbursement.

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

For the three and nine months ended September 30, 2022, the Company incurred asset management fees of $55,023 and $166,806, respectively. For the three and nine months ended September 30, 2022, the Company incurred asset management fees of $56,049 and $161,279, respectively.

The decrease of $1,026 for the three months ended September 30, 2022 as compare to the three months ended September 30, 2021 is due to changes in the quarterly activity for each period. The increase of $5,527 for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was due to the decrease and increase in the Company’s NAV during such periods.

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

The following table presents a reconciliation of FFO to net income:

Nine months ended September 30, 2022
Net Income	$972,386
Adjustments:
None	—
Funds from Operations	$972,386

The following table presents a reconciliation of FFO to MFFO:

Nine months ended September 30, 2022
Funds from Operations	$972,386
Adjustments:
None	—
Modified Funds from Operations	$972,386

Liquidity and Capital Resources

The Company is dependent upon the net proceeds from the Offering to conduct its principal operations. If the Asset Assignment and plan of liquidation are not approved by the stockholders, the Company will need to obtain the capital required to originate mortgage loans and conduct its operations from the proceeds of any future offerings, from secured or unsecured financings from banks and other lenders and from any undistributed funds from its operations.

The Company raised substantially less than the maximum offering amount in the Offering. Because the Company raised substantially less than the maximum offering amount, the Company made fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company has certain fixed operating expenses, including certain expenses as a REIT and as a public company, regardless of whether it was able to raise substantial funds in the Offering. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of September 30, 2022, the Company has raised net proceeds, inclusive of distribution fees paid, of $17,935,276 in the Offering and have only made two investments. The Offering expired pursuant to its terms on May 2, 2021.

As of September 30, 2022, the Company has no outstanding borrowings and no commitments from any lender to provide it with financing. The Company’s charter limits the Company from incurring debt if the Company’s borrowings exceed 300% of the cost of the Company’s net assets, which is estimated to approximate 75% of the cost of its tangible assets (before deducting depreciation or other non-cash reserves), though the Company may exceed this limit under certain circumstances.

If the Asset Assignment and plan of liquidation are not approved and implemented, in addition to making investments in accordance with its investment objectives, the Company will need to use its capital resources to make certain payments to the Advisor and the Dealer Manager. During the organization and offering stage, the payments included payments to the Dealer Manager for selling commissions, dealer manager fees, and distribution fee payments and to the Advisor for reimbursement of certain O&O Costs. With regards to the total O&O Costs, including selling commissions, dealer manager fees, distribution fees and reimbursement of other O&O Costs, will not exceed 15% of the gross proceeds of the Offering, including proceeds from sales of shares under the Company’s DRP. Additionally, the Company would expect to make payments to the Advisor in connection with the selection and origination or purchase of investments, the management of its assets and costs incurred by the Advisor in providing services to the Company.

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Nine months ended September 30, 2022
Cash flows from operating activities	$1,021,335
Cash flows from investing activities	770,417
Cash flows from financing activities	(1,337,881)
Increase in cash and cash equivalent	$453,871

Operating Activities

During the nine months ended September 30, 2022, net cash provided by operating activities was $1,021,335, compared to net cash used in operating activities of $1,372,670 during the nine months ended September 30, 2021. The change was primarily due to the effect on operations from repurchasing Company's interest in Delshah Loan and sale of the East 12th Street Loan.

Investing Activities

During the nine months ended September 30, 2022, net cash provided by investing activities was $770,417, compared to net cash used in activities of $264,737 during the nine months ended September 30, 2021. The change was due to the increase in proceeds from sale of commercial mortgage loans, held for investment and repurchases of loan participation interest sold.

Financing Activities

During the nine months ended September 30, 2022, net cash used in financing activities was $1,337,881, compared to $1,045,378during the nine months ended September 30, 2021. The change was primarily due to the increase in distributions made and payments from redemptions of common stock, as well as the expiration of the Offering.

Distributions

The Company’s board of directors authorized, and the Company declared, for a period covering January 1, 2022 through September 30, 2022, distributions of $0.004602739 per day (or approximately $1.68 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

In connection with the board’s approval of the Asset Assignment and the plan of liquidation, the Company will cease paying regular monthly distributions after the payment of the previously announced distributions and the Company also will cease paying on-going distribution fees payable with respect to shares of Class T common stock. On August 10, 2022, the board of directors authorized, and the Company declared, distributions for the period from August 15, 2022 to November 14, 2022, in an amount equal to $0.004602739 per day per share (or approximately $1.68 on an annual basis). Accordingly, stockholders will no longer receive any regular monthly cash distributions on their shares of the Company’s common stock for any period after November 14, 2022.

The Company’s ability to generate working capital is dependent on its ability to make investments that generate cash flow. In general, the Company policy is to pay distributions from cash flow from operations, but should operations not be sufficient to fund cash distributions, the Company had entered into a distribution support agreement with CFI to purchase up to $5 million in Class I shares from the Company (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement), to provide additional cash support for distributions (the “Distribution Support Agreement”). However, if the Company has not generated sufficient cash flow from its operations and other sources, such as from the Distribution Support Agreement, or the Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, the Company could use the proceeds from the Offering for such purposes. The Distribution Support Agreement terminated at the expiration of the offering. Other than the shares purchased to satisfy the Minimum Offering Requirement, as of September 30, 2022 CFI has not purchased any Class I shares pursuant to the Distribution Support Agreement.

The following tables summarize our distributions declared during the three and six months ended June 30, 2022 and June 30, 2021:

	Three months ended September 30, 2022		Nine months ended September 30, 2022
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$216,121	67%	$854,142	89%
Payable	104,545	33%	104,545	11%
Reinvested in shares	—	0%	—	0%
Total distributions	$320,666	100%	$958,687	100%

Sources of Distributions:	Amount	Percent	Amount	Percent
Operating cash flows	$320,666	100%	$958,687	100%
Offering proceeds pursuant to Distribution Support Agreement	—	0%	—	0%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$320,666	100%	$958,687	100%

	Three months ended September 30, 2021		Nine months ended September 30, 2021
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$329,671	76%	$816,225	84%
Payable	106,874	24%	106,874	11%
Reinvested in shares	—	0%	53,530	5%
Total distributions	$436,545	100%	$976,629	100%

Sources of Distributions:
Operating cash flows	$—	0%	—	0%
Offering proceeds pursuant to Distribution Support Agreement	—	0%	—	0%
Offering proceeds	436,545	100%	976,629	100%
Total sources of distributions	$436,545	100%	$976,629	100%

During the three and nine months ended September 30, 2022, the Company declared $320,666 and $958,687 of distributions to its shareholders, respectively, $104,545 of which was unpaid at September 30, 2022, compared to the Company’s total aggregate MFFO of $320,402 and $972,386, respectively, and the Company’s total aggregate net income of $320,402 and $972,386, respectively for such periods.

During the three and nine months ended September 30, 2021, the Company declared $436,545 and $976,629 of distributions to its shareholders, respectively, $106,874 of which was unpaid at June 30, 2021, compared to the Company’s total aggregate MFFO of $387,018 and $1,144,283, respectively, and the Company’s total aggregate net income of $387,018 and $1,144,283, respectively for such periods.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditure, or capital resources.

Contractual Obligations

As of September 30, 2022, the Company does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Subsequent Events

Delshah Preferred Equity Interest Paydown

On October 24, 2022, Delshah paid down $825,000 of the Delshah Preferred Equity Interest, resulting in a principal balance of $7,275,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure will be interest rate risk with respect to its indebtedness, credit risk and market risk with respect to use of derivative financial instruments for hedging purposes and foreign currency risk relating to investments made outside of the United States. As of September 30, 2022, the Company had no borrowings and has not used any derivative financial instruments.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2022, the Company was not involved in any material legal proceedings.

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

If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments, we may have to reduce our distribution rate, our net asset value may be negatively impacted and your overall return may be reduced. As of September 30, 2022, we have declared distributions of $3,946,481, of which 34% were paid using proceeds from the Offering.

In connection with the board’s approval of the Asset Assignment and the plan of liquidation, we will cease paying regular monthly distributions after the payment of the previously announced distributions and we also will cease paying on-going distribution fees payable with respect to shares of Class T common stock. On August 10, 2022, the board of directors authorized, and we declared, distributions for the period from August 15, 2022 to November 14, 2022, in an amount equal to $0.004602739 per day per share (or approximately $1.68 on an annual basis). Accordingly, stockholders will no longer receive any regular monthly cash distributions on their shares of our common stock for any period after November 14, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2022 the Company did not complete any sales of unregistered securities.

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

The net proceeds received from the Offering, after deducting the total expenses incurred as described above, and organization and offering reimbursement payments of $114,947 were $18,365,195. For the period from the commencement of the Offering through September 30, 2022, the Company used proceeds of $16,970,417 to originate commercial mortgage loans, held for an investment and purchase interests in real estate-related assets.

Amended and Restated Share Repurchase Program

Stockholders may be eligible to have their shares repurchased by the Company pursuant to the Amended and Restated Share Repurchase Program. The Company may repurchase shares at a price equal to, or at a discount from, NAV per share of the share class being repurchased subject to certain holding period requirements which effect the repurchase price as a percentage of NAV.

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

In connection with the approval of the Asset Assignment and plan of liquidation, on September 16, 2022, the board of directors unanimously approved suspension of the Company’s share repurchase program until further notice. Pursuant to the terms of the share repurchase program, the suspension for the share repurchase program went into effect on September 30, 2022.

The table below summarizes the repurchase activity for the three months ended September 30, 2022:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs(1)
July 31, 2022	—	—	—	15,885
August 31, 2022	427	22.72	427	15,275
September 30, 2022	—	—	—	15,702
Total	427	$22.72	427	15,702

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

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

The following materials from Rodin Income Trust, Inc.’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Dated: November 14, 2022